Form 10-Q
period 1995-01-22
PULASKI FURNITURE CORP
filed 1995-03-03
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                      ---------
                                      FORM 10-Q
                                      ---------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

        For the quarterly period ended January 22, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

        For the transition period from ________________ to ________________




                           COMMISSION FILE NUMBER    0-314




                            Pulaski Furniture Corporation
               (Exact name of registrant as specified in its charter)

                                      Virginia
                   (State or other jurisdiction of incorporation)

                                     54-0594965
                        (IRS employer identification number)

                          P.O. Box 1371, Pulaski, Virginia
                      (Address of principal executive offices)

                                       24301
                                     (Zip Code)

                                    703-980-7330
                           (Registrant's telephone number)




Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES [X]      NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
2,837,082 shares of common stock outstanding as of March 3, 1995

Pulaski Furniture Corporation
Index



PART I:  Financial Statements

     Consolidated Condensed Balance Sheets as of
     January 22, 1995 and October 30, 1994 . . . . . . . . . . . . . . 2

     Consolidated Condensed Statements of Income
     Three 4-week periods ended January 22, 1995
     and January 23, 1994  . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Statements of Cash Flows
     Three 4-week periods ended January 22, 1995
     and January 23, 1994  . . . . . . . . . . . . . . . . . . . . . . 4

     Notes to Consolidated Condensed Financial Statements  . . . . . . 5

     Management's Discussion and Analysis of the
     Consolidated Condensed Statements of Income . . . . . . . . . . . 6

     Exhibit 3 - Computation of Earnings per Share . . . . . . . . . . 7


PART II:  Other Information and Signatures . . . . . . . . . . . . . . 8

Pulaski Furniture Corporation
Consolidated Condensed Balance Sheets
(in thousands)
                                                January 22,       October 30,
                                                   1995              1994
ASSETS                                          ----------        ----------
Current assets:
  Cash and cash equivalents                     $     228         $   1,088
  Short-term investments                               65                65
  Accounts receivable, net                         32,258            33,428
                                                ----------        ----------
                                                   32,551            34,581
  Inventories:
    Raw materials                                  14,362            14,651
    Work-in-process                                 6,495             6,049
    Finished goods                                 27,626            27,020
                                                ----------        ----------
                                                   48,483            47,720
    Less LIFO reserve                             (15,391)          (13,777)
                                                ----------        ----------
                                                   33,092            33,943
  Prepaid expenses                                    442               465
  Deferred income tax                                 493               493
                                                ----------       -----------
    Total current assets                           66,578            69,482

Investments and other assets                        1,221             1,235
Property, plant and equipment, net                 40,172            41,069
Cash surrender value of life insurance                964               964
                                                ----------        ----------
    Total assets                                $ 108,935         $ 112,750
                                                ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses:
    Accounts payable                            $   8,167         $   8,544
    Notes payable                                   5,000             8,000
    Wages and commissions                             883             2,396
    Taxes withheld from employees                     664               579
                                                ----------        ----------
                                                   14,714            19,519
  Federal and state income taxes                    1,018               757
  Current portion of long-term debt                 2,000             2,004
                                                ----------        ----------
    Total current liabilities                      17,732            22,280

Long-term notes payable                            31,236            31,398
Deferred income taxes                               3,849             3,871
Deferred compensation                               1,983             1,938
Shareholders' equity
  Common stock                                      5,974             6,084
  Retained earnings                                48,472            47,529
  Unamortized restricted stock                       (311)             (350)
                                                ----------        ----------
    Total shareholders' equity                     54,135            53,263
                                                ----------        ----------
    Total liabilities and shareholders' equity  $ 108,935         $ 112,750
                                                ==========        ==========

See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                  Three 4-week periods ended
                                     Jan. 22,    Jan. 23,     Incr
                                       1995        1994      (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $ 41,270    $ 32,150   $ 9,120    28.4%

Costs and expenses
  Cost of sales                        33,032      25,740     7,292    28.3
  Selling & administrative              5,569       4,946       623    12.6
                                    ----------  ----------  --------
Operating income                        2,669       1,464     1,205    82.3

Other income and expenses
  Interest expense                        593         336       257    76.5
  Interest income                          (6)         (6)        0     0.0
                                    ----------  ----------  --------
    Total                                 587         330       257    77.9

Income before income taxes
and cumulative effect of
accounting change                       2,082       1,134       948    83.6

Provision for taxes on income             709         405       304    75.1
                                    ----------  ----------  --------
Income before cumulative
effect of accounting change             1,373         729       644    88.3

Cumulative effect of change
in accounting for income taxes                        396
                                    ----------  ----------  --------
Net income                           $  1,373    $  1,125   $   248    22.0
                                    ==========  ==========  ========

Weighted average number
of shares outstanding:
  Primary                           2,863,258   2,880,823
  Assuming full dilution            2,863,258   2,889,116

Earnings per share before cumulative
effect of accounting change:
  Primary                               $0.48       $0.25
  Assuming full dilution                $0.48       $0.25

Earnings per share of cumulative
effect of accounting change:
  Primary                                           $0.14
  Assuming full dilution                            $0.14

Earnings per share after cumulative
effect of accounting change:
  Primary                               $0.48       $0.39
  Assuming full dilution                $0.48       $0.39

Cash dividends per share:               $0.15       $0.14

See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Statements of Cash Flows


                                                   Three 4-week periods ended
                                                    January 22,   January 23,
                                                       1995          1994
                                                   ------------  ------------
OPERATING ACTIVITIES
  Net income                                       $ 1,373,023   $   728,926
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation                       1,098,256       804,199
    Provision for deferred income taxes                (22,500)      (22,500)
    Provision for deferred compensation                 45,239        41,374
    Proportionate share in loss of
      investee company                                  14,130        14,096
    Changes in operating assets and liabilities:
      Decrease in trade receivables                  1,169,792     4,229,947
      Decrease in inventories                          851,031        60,330
      (Increase) decrease in prepaid expenses           23,613      (192,355)
      (Decrease) in accounts payable and
        accrued expenses                            (1,803,848)   (2,397,995)
      Increase (decrease) in federal and state
        income taxes payable                           261,262      (637,293)
                                                   ------------  ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES          3,009,998     2,628,729

INVESTING ACTIVITIES
  Purchase of property, plant and equipment           (200,989)   (1,793,910)
  Sale of investments                                        0        93,814
                                                   ------------  ------------
  NET CASH USED IN INVESTING ACTIVITIES               (200,989)   (1,700,096)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                     0       461,721
  Repurchase of common stock                           (71,931)            0
  Payment of dividends                                (430,362)     (397,985)
  Decrease in notes payable                         (3,000,000)            0
  Payments on long-term debt                          (166,666)   (1,166,667)
                                                   ------------  ------------
  NET CASH USED IN FINANCING ACTIVITIES             (3,668,959)   (1,102,931)
                                                   ------------  ------------

(Decrease) in cash and cash equivalents               (859,950)     (174,298)
Cash and cash equivalents at beginning of period     1,088,322       763,438
                                                   ------------  ------------
Cash and cash equivalents at end of period         $   228,372   $   589,140
                                                   ============  ============


See accompanying notes to financial statements.

Pulaski Furniture Corporation
Notes to Consolidated Condensed Financial Statements


See notes to financial statements included in the Corporation's 10-K for the year ended October 30, 1994, for information concerning accounting policies, long-term debt, stock options and other financial matters.

On February 11, 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes." Under the new rules, deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. The Corporation adopted the new method in the quarter ending January 23, 1994, and has shown the initial application as a cumulative effect of a change in accounting principle. The Corporation has determined that adoption of Statement 109 decreased the deferred tax liability by approximately $396,000 but had no cash impact. There have been no material changes in financial matters since October 30, 1994.

In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of January 22, 1995 and October 30, 1994, and the results of operations and cash flows for the three 4-week periods ended January 22, 1995 and January 23, 1994.

The results of operations for the three 4-week periods ended January 22, 1995 and January 23, 1994 are not necessarily indicative of the results to be expected for the full year.

Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income


Comparison of First Quarter 1995 to First Quarter 1994  (See page 3 for dollar and percent changes.)
- ----------------------------------------------------------------------------

The higher sales in the 1995 quarter were due to increased demand for the Corporation's furniture, and to the additional volume produced by the new factory.

The increase in selling and administrative expenses, other than commissions, is primarily due to increased information systems costs. The increase in information systems costs is due to an expansion of the system. Interest expense increased due to a higher level of outstanding debt and to higher interest rates.

The increase in net income is due primarily to higher production and shipments.



Capital Resources and Liquidity
- --------------------------------

Working capital provided by operations was $2,508,000 for the quarter ended January 22, 1995 compared to $1,566,000 for the quarter ended January 23, 1994. Net working capital increased by $1,644,000 during the first quarter of 1995 compared with a decrease of $1,326,000 in the first quarter of 1994.

During the first quarter of 1995, the Corporation's average amount of outstanding indebtedness for borrowed money was $39,888,534. The weighted average rate of interest on such indebtedness was approximately 6.4% per annum.

Pulaski Furniture Corporation
Part I  -  Exhibit 3
Computation of Earnings Per Share

                                                  Three 4-week periods ended
                                                   January 22,   January 23,
                                                      1995          1994
                                                  ------------  ------------
PRIMARY:

Average shares outstanding                          2,854,659     2,850,020

Dilutive stock options - based
  on treasury stock method
  using average market price                            5,324        28,670

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                            3,275         2,133
                                                  ------------  ------------
    TOTAL                                           2,863,258     2,880,823


Net Income before cumulative effect
of accounting change                              $ 1,373,023   $   728,926

Cumulative effect of accounting change                              396,092
                                                  ------------  ------------
Net Income after cumulative effect
of accounting change                              $ 1,373,023   $ 1,125,018
                                                  ============  ============

Net Income per Share:
  Before cumulative effect of accounting change        $ 0.48        $ 0.25
  Cumulative effect of accounting change                               0.14
                                                       -------       -------
  After cumulative effect of accounting change         $ 0.48        $ 0.39
                                                       =======       =======


FULLY DILUTED:

Average shares outstanding                          2,854,659     2,850,020

Dilutive stock options - based on
  treasury stock method using the
  greater of year-end market value
  or average market value                               5,324        36,963

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                            3,275         2,133
                                                  ------------  ------------
    TOTAL                                           2,863,258     2,889,116

Net Income per Share:
  Before cumulative effect of accounting change        $ 0.48        $ 0.25
  Cumulative effect of accounting change                               0.14
                                                       -------       -------
  After cumulative effect of accounting change         $ 0.48        $ 0.39
                                                       =======       =======

Pulaski Furniture Corporation
Part II  -  Other Information


Item 4.    Submission of Matters to a Vote of Security Holders

  On February 10, 1995, the Corporation held its annual meeting of shareholders, at which the following business was transacted:

    John D. Munford and John G. Wampler were elected to serve as Class II directors of the Corporation, each for a term of three years.

    The votes for the election of the Class II directors were as follows:

                                       FOR     AGAINST     ABSTAIN
                                 ----------  ----------  ----------
        Mr. Munford               2,540,320           0      14,512
        Mr. Wampler               2,540,113         207      14,512

    The terms of the following directors continued beyond the 1995 annual meeting: Bernard C. Wampler, Clifford A. Cutchins, III, Harry H. Warner, John W. Stanley, and Hugh V. White, Jr.

Item 5.    Other Information

  All other information called for by other items of Part II of the Form 10-Q is either inapplicable or the response to the items would be negative.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PULASKI FURNITURE CORPORATION



Date:  March 3, 1995                  /s/ John G. Wampler
                                     ---------------------------------------
                                     John G. Wampler
                                     (President and Chief Operating Officer)



                                      /s/ Jason A. Gibbs
                                     ---------------------------------------
                                     Jason A. Gibbs, Controller
                                     (Principal Accounting Officer)