Form 10-Q/A
period 1994-01-23
PULASKI FURNITURE CORP
filed 1995-05-15
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                     -----------
                                     FORM 10-Q/A
                                     -----------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

        For the quarterly period ended January 23, 1994

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
2,866,909 shares of common stock outstanding as of March 4, 1994

Pulaski Furniture Corporation
Index



PART I:  Financial Statements

     Consolidated Condensed Balance Sheets as of
     January 23, 1994 and October 31, 1993 . . . . . . . . . . . . . . 2

     Consolidated Condensed Statements of Income
     Three 4-week periods ended January 23, 1994
     and January 24, 1993  . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Statements of Cash Flows
     Three 4-week periods ended January 23, 1994
     and January 24, 1993  . . . . . . . . . . . . . . . . . . . . . . 4

     Notes to Consolidated Condensed Financial Statements  . . . . . . 5

     Management's Discussion and Analysis of the
     Consolidated Condensed Statements of Income . . . . . . . . . . . 6

     Exhibit 3 - Computation of Earnings per Share . . . . . . . . . . 7


PART II:  Other Information and Signatures . . . . . . . . . . . . . . 8

Pulaski Furniture Corporation
Consolidated Condensed Balance Sheets
(in thousands)
                                                January 23,       October 31,
                                                   1994              1993
ASSETS                                          ----------        ----------
Current assets:
  Cash and cash equivalents                     $     589         $     763
  Short-term investments                            2,047             2,141
  Accounts receivable, net                         26,600            30,830
                                                ----------        ----------
                                                   29,236            33,734
  Inventories:
    Raw materials                                  12,557            11,680
    Work-in-process                                 5,496             4,767
    Finished goods                                 26,291            26,345
                                                ----------        ----------
                                                   44,344            42,792
    Less LIFO reserve                             (13,626)          (12,014)
                                                ----------        ----------
                                                   30,718            30,778
  Prepaid expenses                                    788               596
  Deferred income tax                                 813             1,177
                                                ----------       -----------
    Total current assets                           61,555            66,285

Investments and other assets                        1,231             1,245
Property, plant and equipment, net                 32,749            31,759
Cash surrender value of life insurance                762               762
                                                ----------        ----------
    Total assets                                $  96,297         $ 100,051
                                                ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses:
    Accounts payable                            $   7,193         $   8,482
    Notes payable                                   7,000             7,000
    Wages and commissions                           2,646             3,865
    Taxes withheld from employees                     459               309
                                                ----------        ----------
                                                   17,298            19,656
  Federal and state income taxes                      738             1,375
  Current portion of long-term debt                 2,000             2,046
                                                ----------        ----------
    Total current liabilities                      20,036            23,077

Long-term notes payable                            19,237            20,357
Deferred income taxes                               4,365             5,148
Shareholders' equity
  Common stock                                      6,590             5,645
  Retained earnings                                46,687            45,960
  Unamortized restricted stock                       (618)             (136)
                                                ----------        ----------
    Total shareholders' equity                     52,659            51,469
                                                ----------        ----------
    Total liabilities and shareholders' equity  $  96,297         $ 100,051
                                                ==========        ==========

See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                  Three 4-week periods ended
                                     Jan. 23,    Jan. 24,     Incr
                                       1994        1993      (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $ 32,150    $ 29,593   $ 2,557     8.6%

Costs and expenses
  Cost of sales                        25,740      23,963     1,777     7.4
  Selling & administrative              4,946       4,292       654    15.2
                                    ----------  ----------  --------
Operating income                        1,464       1,338       126     9.4

Other income and expenses
  Interest expense                        336         285        51    17.9
  Interest income                          (6)        (52)       46    88.5
                                    ----------  ----------  --------
    Total                                 330         233        97    41.6

Income before income taxes
and cumulative effect of
accounting change                       1,134       1,105        29     2.6

Provision for taxes on income             405         381        24     6.3
                                    ----------  ----------  --------
Income before cumulative
effect of accounting change               729         724         5     0.7

Cumulative effect of change
in accounting for income taxes            396
                                    ----------  ----------  --------
Net income                           $  1,125    $    724   $   401    55.4
                                    ==========  ==========  ========

Weighted average number
of shares outstanding:
  Primary                           2,880,823   2,829,671
  Assuming full dilution            2,889,116   2,838,060

Earnings per share before cumulative
effect of accounting change:
  Primary                               $0.25       $0.25
  Assuming full dilution                $0.25       $0.25

Earnings per share of cumulative
effect of accounting change:
  Primary                               $0.14
  Assuming full dilution                $0.14

Earnings per share after cumulative
effect of accounting change:
  Primary                               $0.39       $0.25
  Assuming full dilution                $0.39       $0.25

Cash dividends per share:               $0.14       $0.13

See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Statements of Cash Flows


                                                   Three 4-week periods ended
                                                    January 23,   January 24,
                                                       1994          1993
                                                   ------------  ------------
OPERATING ACTIVITIES
  Net income                                       $ 1,125,018   $   723,703
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation                         804,199       787,444
    Provision for deferred income taxes               (418,592)      (22,500)
    Proportionate share in loss of
      investee company                                  14,096        40,361
    Changes in operating assets and liabilities:
      Decrease in trade receivables                  4,229,947     4,640,729
      Decrease in inventories                           60,330       322,744
      (Increase) in prepaid expenses                  (192,355)     (172,189)
      (Decrease) in accounts payable and
        accrued expenses                            (2,356,621)   (2,889,253)
      (Decrease) in federal and state
        income taxes payable                          (637,293)     (128,175)
                                                   ------------  ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES          2,628,729     3,302,864

INVESTING ACTIVITIES
  Purchase of property, plant and equipment         (1,793,910)     (206,013)
  Purchase of investments                                    0    (2,602,800)
  Sale of investments                                   93,814             0
                                                   ------------  ------------
  NET CASH USED IN INVESTING ACTIVITIES             (1,700,096)   (2,808,813)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock               461,721       428,657
  Payment of dividends                                (397,985)     (366,574)
  Payments on long-term debt                        (1,166,667)      (83,335)
                                                   ------------  ------------
  NET CASH USED IN FINANCING ACTIVITIES             (1,102,931)      (21,252)
                                                   ------------  ------------

Increase (decrease) in cash and cash equivalents      (174,298)      472,799
Cash and cash equivalents at beginning of period       763,438       888,266
                                                   ------------  ------------
Cash and cash equivalents at end of period         $   589,140   $ 1,361,065
                                                   ============  ============



See accompanying notes to financial statements.

Pulaski Furniture Corporation
Notes to Consolidated Condensed Financial Statements


See notes to financial statements included in the Corporation's 10-K for the year ended October 31, 1993, for information concerning accounting policies, long-term debt, stock options and other financial matters.

Effective November 1, 1993, the Corporation changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting Statement No. 109 as of November 1, 1993 was to increase net income by $396,000 or $0.14 per share.

The components of the deferred tax assets and liabilities at the adoption of SFAS 109 were as follows:


                                             Current Asset    Noncurrent
                                              (Liability)     Liability
                                              -----------     ----------
                                                       (in 000's)

     Depreciation                                              $ 4,388
     Deferred compensation                       $   685
     Receivables allowance                           332
     Inventory valuation                            (291)
     Other                                            87
                                              -----------     ----------
                                                 $   813       $ 4,388
                                              ===========     ==========


There have been no other material changes in financial matters since October 31, 1993.

In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of January 23, 1994 and October 31, 1993, and the results of operations and cash flows for the three 4-week periods ended January 23, 1994 and January 24, 1993.

The results of operations for the three 4-week periods ended January 23, 1994 and January 24, 1993 are not necessarily indicative of the results to be expected for the full year.

Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income


Comparison of First Quarter 1994 to First Quarter 1993  (See page 3 for dollar and percent changes.)
- ----------------------------------------------------------------------------

The increase in sales for the 1994 fiscal quarter is due primarily to an increased demand for the Corporation's products because of the stronger economy.

The higher selling and administrative expenses as a percent of sales for the 1994 quarter is mainly in the categories of compensation, information systems, and expenses related to marketing. The increase in compensation was primarily caused by an increase in the number of employees, rate incr-eases, and the amortization of restricted stock expenses. The increase in information systems expense was caused primarily by upgrades of the Corp-oration's manufacturing and administrative systems. The increase in marketing expenses was caused primarily by greater efforts to promote and market the Corporation's products, as reflected in the higher sales.

The increase in interest expense is due mostly to increased short-term borrowings.

Results of operations for fiscal 1993 and fiscal 1994 reflect plant closings for one week's vacation in the first quarter.



Capital Resources and Liquidity
- --------------------------------

Working capital provided by operations was $1,525,000 for the first quarter ended January 23, 1994, compared to $1,529,000 for the first quarter ended January 24, 1993. Net working capital decreased by $1,326,000 during the first quarter of 1994 compared with an increase of $1,300,000 in the first quarter of 1993. The primary reason for the decrease in net working capital between the 1994 and 1993 quarters was the use of short-term funds to finance the significant increase in property, plant and equipment.

During the first quarter of 1994, the Corporation's average amount of outstanding indebtedness for borrowed money was $28,820,292. The weighted average rate of interest on such indebtedness was approximately 5.05% per annum.

Pulaski Furniture Corporation
Part I  -  Exhibit 3
Computation of Earnings Per Share

                                                  Three 4-week periods ended
                                                   January 23,   January 24,
                                                      1994          1993
                                                  ------------  ------------
PRIMARY:

Average shares outstanding                          2,850,020     2,808,875

Dilutive stock options - based
  on treasury stock method
  using average market price                           28,670        18,372

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                            2,133         2,424
                                                  ------------  ------------
    TOTAL                                           2,880,823     2,829,671


Net Income before cumulative effect
of accounting change                              $   728,926   $   723,703

Cumulative effect of accounting change                396,092
                                                  ------------  ------------
Net Income after cumulative effect
of accounting change                              $ 1,125,018   $   723,703
                                                  ============  ============

Net Income per Share:
  Before cumulative effect of accounting change        $ 0.25        $ 0.25
  Cumulative effect of accounting change                 0.14
                                                       -------       -------
  After cumulative effect of accounting change         $ 0.39        $ 0.25
                                                       =======       =======


FULLY DILUTED:

Average shares outstanding                          2,850,020     2,808,875

Dilutive stock options - based on
  treasury stock method using the
  greater of year-end market value
  or average market value                              36,963        26,761

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                            2,133         2,424
                                                  ------------  ------------
    TOTAL                                           2,889,116     2,838,060

Net Income per Share:
  Before cumulative effect of accounting change        $ 0.25        $ 0.25
  Cumulative effect of accounting change                 0.14
                                                       -------       -------
  After cumulative effect of accounting change         $ 0.39        $ 0.25
                                                       =======       =======

Pulaski Furniture Corporation
Part II  -  Other Information


Item 4.    Submission of Matters to a Vote of Security Holders

  On February 11, 1994, the Corporation held its annual meeting of shareholders, at which the following business was transacted:

    John W. Stanley and Hugh V. White, Jr. were elected to serve as Class I directors of the Corporation, each for a term of three years.

    The votes for the election of the Class I directors were as follows:

                                       FOR     AGAINST     ABSTAIN
                                 ----------  ----------  ----------
        Mr. Stanley               2,157,348       1,268           0
        Mr. White                 2,158,616           0           0

    The terms of the following directors continued beyond the 1994 annual meeting: Bernard C. Wampler, Clifford A. Cutchins, III, Harry H. Warner, John D. Munford, and John G. Wampler.

Item 5.    Other Information

  The Corporation is presently constructing a 75,000 square foot addition to its manufacturing facilities in Pulaski, Virginia. The addition will house new production equipment, including computerized woodworking machinery. It is expected that the cost of the facility expansion will approximate $10 million, and the Corporation has secured financing for the construction through additional bank borrowings.

  All other information called for by other items of Part II of the Form 10-Q is either inapplicable or the response to the items would be negative.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PULASKI FURNITURE CORPORATION


Date:  March 4, 1994                  /s/ Bernard C. Wampler
                                     ---------------------------------------
                                     Bernard C. Wampler
                                     (Chairman and Chief Executive Officer)


                                      /s/ Jason A. Gibbs
                                     ---------------------------------------
                                     Jason A. Gibbs, Controller
                                     (Principal Accounting Officer)