Form 10-Q
period 1995-04-16
PULASKI FURNITURE CORP
filed 1995-05-26
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                      ---------
                                      FORM 10-Q
                                      ---------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

        For the quarterly period ended April 16, 1995

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
2,837,082 shares of common stock outstanding as of May 26, 1995

Pulaski Furniture Corporation
Index



PART I:  Financial Statements

     Consolidated Condensed Balance Sheets as of
     April 16, 1995 and October 30, 1994 . . . . . . . . . . . . . . . 2

     Consolidated Condensed Statements of Income
     Three 4-week periods ended April 16, 1995
     and April 17, 1994  . . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Condensed Statements of Income
     Six 4-week periods ended April 16, 1995
     and April 17, 1994  . . . . . . . . . . . . . . . . . . . . . . . 4

     Consolidated Statements of Cash Flows
     Six 4-week periods ended April 16, 1995
     and April 17, 1994  . . . . . . . . . . . . . . . . . . . . . . . 5

     Notes to Consolidated Condensed Financial Statements  . . . . . . 6

     Management's Discussion and Analysis of the
     Consolidated Condensed Statements of Income . . . . . . . . . . . 7

     Exhibit 3 - Computation of Earnings per Share . . . . . . . . . . 8


PART II:  Other Information and Signatures . . . . . . . . . . . . .  10

Pulaski Furniture Corporation
Consolidated Condensed Balance Sheets
(in thousands)
                                                 April 16,       October 30,
                                                   1995              1994
ASSETS                                          ----------        ----------
Current assets:
  Cash and cash equivalents                     $     493         $   1,088
  Short-term investments                               65                65
  Accounts receivable, net                         27,131            33,428
                                                ----------        ----------
                                                   27,689            34,581
  Inventories:
    Raw materials                                  15,741            14,651
    Work-in-process                                 6,534             6,049
    Finished goods                                 34,018            27,020
                                                ----------        ----------
                                                   56,293            47,720
    Less LIFO reserve                             (15,392)          (13,777)
                                                ----------        ----------
                                                   40,901            33,943
  Prepaid expenses                                    597               465
  Deferred income tax                                 493               493
                                                ----------       -----------
    Total current assets                           69,680            69,482

Investments and other assets                        1,194             1,235
Property, plant and equipment, net                 39,954            41,069
Cash surrender value of life insurance                973               964
                                                ----------        ----------
    Total assets                                $ 111,801         $ 112,750
                                                ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses:
    Accounts payable                            $  11,431         $   8,544
    Notes payable                                   4,000             8,000
    Wages and commissions                             851             2,396
    Taxes withheld from employees                     739               579
                                                ----------        ----------
                                                   17,021            19,519
  Federal and state income taxes                    1,023               757
  Current portion of long-term debt                 2,000             2,004
                                                ----------        ----------
    Total current liabilities                      20,044            22,280

Long-term notes payable                            31,074            31,398
Deferred income taxes                               3,826             3,871
Deferred compensation                               2,016             1,938
Shareholders' equity
  Common stock                                      5,974             6,084
  Retained earnings                                49,140            47,529
  Unamortized restricted stock                       (273)             (350)
                                                ----------        ----------
    Total shareholders' equity                     54,841            53,263
                                                ----------        ----------
    Total liabilities and shareholders' equity  $ 111,801         $ 112,750
                                                ==========        ==========

See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                  Three 4-week periods ended
                                     Apr. 16,    Apr. 17,     Incr
                                       1995        1994      (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $ 38,989    $ 32,901   $ 6,088    18.5%

Costs and expenses
  Cost of sales                        31,599      26,216     5,383    20.5
  Selling & administrative              5,211       4,994       217     4.3
                                    ----------  ----------  --------
Operating income                        2,179       1,691       488    28.9

Other income and expenses
  Interest expense                        530         355       175    49.3
  Interest income                          (9)        (27)       18    66.7
                                    ----------  ----------  --------
    Total                                 521         328       193    58.8


Income before income taxes              1,658       1,363       295    21.6

Provision for taxes on income             564         486        78    16.0
                                    ----------  ----------  --------

Net income                           $  1,094    $    877   $   217    24.7
                                    ==========  ==========  ========



Weighted average number
of shares outstanding:
  Primary                           2,861,519   2,901,461
  Assuming full dilution            2,861,519   2,901,461


Earnings per share:
  Primary                               $0.38       $0.30
  Assuming full dilution                $0.38       $0.30


Cash dividends per share:               $0.15       $0.14













See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                   Six 4-week periods ended
                                     Apr. 16,    Apr. 17,     Incr
                                       1995        1994      (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $ 80,259    $ 65,051   $15,208    23.4%

Costs and expenses
  Cost of sales                        64,631      51,956    12,675    24.4
  Selling & administrative             10,780       9,940       840     8.5
                                    ----------  ----------  --------
Operating income                        4,848       3,155     1,693    53.7

Other income and expenses
  Interest expense                      1,123         691       432    62.5
  Interest income                         (15)        (33)       18    54.5
                                    ----------  ----------  --------
    Total                               1,108         658       450    68.4

Income before income taxes
and cumulative effect of
accounting change                       3,740       2,497     1,243    49.8

Provision for taxes on income           1,273         891       382    42.9
                                    ----------  ----------  --------
Income before cumulative
effect of accounting change             2,467       1,606       861    53.6

Cumulative effect of change
in accounting for income taxes                        396
                                    ----------  ----------  --------
Net income                           $  2,467    $  2,002   $   465    23.2
                                    ==========  ==========  ========

Weighted average number
of shares outstanding:
  Primary                           2,861,868   2,890,921
  Assuming full dilution            2,865,616   2,890,921

Earnings per share before cumulative
effect of accounting change:
  Primary                               $0.86       $0.55
  Assuming full dilution                $0.86       $0.55

Earnings per share of cumulative
effect of accounting change:
  Primary                                           $0.14
  Assuming full dilution                            $0.14

Earnings per share after cumulative
effect of accounting change:
  Primary                               $0.86       $0.69
  Assuming full dilution                $0.86       $0.69

Cash dividends per share:               $0.30       $0.28

See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Statements of Cash Flows


                                                    Six 4-week periods ended
                                                     April 16,     April 17,
                                                        1995          1994
                                                   ------------  ------------
OPERATING ACTIVITIES
  Net income                                       $ 2,466,872   $ 2,001,693
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation                       2,249,938     1,597,646
    Provision for deferred income taxes                (45,000)     (441,092)
    Provision for deferred compensation                 77,610       140,935
    Proportionate share in loss of
      investee company                                  41,515        48,788
    Changes in operating assets and liabilities:
      Decrease in trade receivables                  6,297,182     6,243,440
      (Increase) in inventories                     (6,958,773)   (1,800,765)
      (Increase) in prepaid expenses                  (131,490)     (299,602)
      Increase (decrease) in accounts payable
        and other accrued expenses                   1,503,040    (1,298,567)
      Increase (decrease) in federal and state
        income taxes payable                           266,064    (1,205,555)
                                                   ------------  ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES          5,766,958     4,986,921

INVESTING ACTIVITIES
  Purchase of property, plant and equipment         (1,134,692)   (6,212,944)
  Sale of investments                                        0       142,000
  (Increase) in cash surrender value                    (9,704)     (119,587)
                                                   ------------  ------------
  NET CASH USED IN INVESTING ACTIVITIES             (1,144,396)   (6,190,531)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                     0        80,424
  Repurchase of common stock                           (33,495)            0
  Payment of dividends                                (856,045)     (800,053)
  Decrease in notes payable                         (4,000,000)            0
  Payments on long-term debt                          (328,278)     (409,306)
                                                   ------------  ------------
  NET CASH USED IN FINANCING ACTIVITIES             (5,217,818)   (1,128,935)
                                                   ------------  ------------

(Decrease) in cash and cash equivalents               (595,256)   (2,332,545)
Cash and cash equivalents at beginning of period     1,088,322     2,697,707
                                                   ------------  ------------
Cash and cash equivalents at end of period         $   493,066   $   365,162
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

In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of April 16, 1995 and October 30, 1994, and the results of operations and cash flows for the three and six 4-week periods ended April 16, 1995 and April 17, 1994.

The results of operations for the three and six 4-week periods ended April 16, 1995 and April 17, 1994 are not necessarily indicative of the results to be expected for the full year.

Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income


Comparison of Second Quarter 1995 to Second Quarter 1994 and Two Quarters of
1995 to Two Quarters of 1994   (See pages 3 and 4 for dollar and percent
changes.)
- ----------------------------------------------------------------------------

The higher sales in the 1995 quarter and the two quarters (24 weeks) ended April 16, 1995 were due to increased demand for the Corporation's furniture, and to the additional volume produced by the new factory.

The decrease in selling and administrative expenses as a percentage of sales is due mainly to the higher sales.

Interest expense increased due to a higher level of outstanding debt and to the higher average interest rates.

The increase in net income is due primarily to the increase in sales.



Capital Resources and Liquidity
- --------------------------------

Working capital provided by operations was $4,791,000 for the two quarters ended April 16, 1995 compared to $3,348,000 for the two quarters ended April 17, 1994. Net working capital increased by $2,434,000 during the first two quarters of 1995 compared with a decrease of $4,208,000 in the first two quarters of 1994.

During the second quarter of 1995, the Corporation's average amount of outstanding indebtedness for borrowed money was $38,532,160. The weighted average rate of interest on such indebtedness was approximately 6.2% per annum.

Pulaski Furniture Corporation
Part I  -  Exhibit 3
Computation of Earnings Per Share

                                                  Three 4-week periods ended
                                                     April 16,     April 17,
                                                        1995          1994
                                                  ------------  ------------
PRIMARY:

Average shares outstanding                          2,837,882     2,863,170

Dilutive stock options - based
  on treasury stock method
  using average market price                           15,078        31,118

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                            8,559         7,173
                                                  ------------  ------------
    TOTAL                                           2,861,519     2,901,461
                                                  ------------  ------------


Net Income                                        $ 1,093,849   $   876,675
                                                  ============  ============

Net Income per Share:                                  $ 0.38        $ 0.30
                                                       =======       =======


FULLY DILUTED:

Average shares outstanding                          2,837,882     2,863,170

Dilutive stock options - based on
  treasury stock method using the
  greater of year-end market value
  or average market value                              15,078        31,118

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                            8,559         7,173
                                                  ------------  ------------
    TOTAL                                           2,861,519     2,901,461
                                                  ------------  ------------


Net Income per Share:                                  $ 0.38        $ 0.30
                                                       =======       =======

Pulaski Furniture Corporation
Part I  -  Exhibit 3 (continued)
Computation of Earnings Per Share

                                                   Six 4-week periods ended
                                                    April 16,     April 17,
                                                       1995          1994
                                                  ------------  ------------
PRIMARY:

Average shares outstanding                          2,846,270     2,856,595

Dilutive stock options - based
  on treasury stock method
  using average market price                            9,681        29,673

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                            5,917         4,653
                                                  ------------  ------------
    TOTAL                                           2,861,868     2,890,921
                                                  ------------  ------------

Net Income before cumulative effect
of accounting change                              $ 2,466,872   $ 1,605,601

Cumulative effect of accounting change                              396,092
                                                  ------------  ------------
Net Income after cumulative effect
of accounting change                              $ 2,466,872   $ 2,001,693
                                                  ============  ============

Net Income per Share:
  Before cumulative effect of accounting change        $ 0.86        $ 0.55
  Cumulative effect of accounting change                               0.14
                                                       -------       -------
  After cumulative effect of accounting change         $ 0.86        $ 0.69
                                                       =======       =======


FULLY DILUTED:

Average shares outstanding                          2,846,270     2,856,595

Dilutive stock options - based on
  treasury stock method using the
  greater of year-end market value
  or average market value                              13,429        29,673

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                            5,917         4,653
                                                  ------------  ------------
    TOTAL                                           2,865,616     2,890,921
                                                  ------------  ------------
Net Income per Share:
  Before cumulative effect of accounting change        $ 0.86        $ 0.55
  Cumulative effect of accounting change                               0.14
                                                       -------       -------
  After cumulative effect of accounting change         $ 0.86        $ 0.69
                                                       =======       =======

Pulaski Furniture Corporation
Part II  -  Other Information



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PULASKI FURNITURE CORPORATION



Date:  May 26, 1995                   /s/ John G. Wampler
                                     ---------------------------------------
                                     John G. Wampler
                                     (President and Chief Operating Officer)



                                      /s/ Jason A. Gibbs
                                     ---------------------------------------
                                     Jason A. Gibbs, Controller
                                     (Principal Accounting Officer)