Form 10-Q
period 1995-07-09
PULASKI FURNITURE CORP
filed 1995-08-18
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                      ---------
                                      FORM 10-Q
                                      ---------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

        For the quarterly period ended July 9, 1995

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
2,837,082 shares of common stock outstanding as of August 18, 1995

Pulaski Furniture Corporation
Index



PART I:  Financial Statements

     Consolidated Condensed Balance Sheets as of
     July 9, 1995 and October 30, 1994 . . . . . . . . . . . . . . . . 2

     Consolidated Condensed Statements of Income
     Three 4-week periods ended July 9, 1995
     and July 10, 1994 . . . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Condensed Statements of Income
     Nine 4-week periods ended July 9, 1995
     and July 10, 1994 . . . . . . . . . . . . . . . . . . . . . . . . 4

     Consolidated Statements of Cash Flows
     Nine 4-week periods ended July 9, 1995
     and July 10, 1994 . . . . . . . . . . . . . . . . . . . . . . . . 5

     Notes to Consolidated Condensed Financial Statements  . . . . . . 6

     Management's Discussion and Analysis of the
     Consolidated Condensed Statements of Income . . . . . . . . . . . 7

     Exhibit 3 - Computation of Earnings per Share . . . . . . . . . . 8


PART II:  Other Information and Signatures . . . . . . . . . . . . .  10

Pulaski Furniture Corporation
Consolidated Condensed Balance Sheets
(in thousands)
                                                  July 9,        October 30,
                                                   1995              1994
ASSETS                                          ----------        ----------
Current assets:
  Cash and cash equivalents                     $     486         $   1,088
  Short-term investments                               15                65
  Accounts receivable, net                         24,297            33,428
                                                ----------        ----------
                                                   24,798            34,581
  Inventories:
    Raw materials                                  16,832            14,651
    Work-in-process                                 6,024             6,049
    Finished goods                                 39,354            27,020
                                                ----------        ----------
                                                   62,210            47,720
    Less LIFO reserve                             (15,392)          (13,777)
                                                ----------        ----------
                                                   46,818            33,943
  Prepaid expenses                                     97               465
  Deferred income tax                                 493               493
  Recoverable income tax                              218
                                                ----------       -----------
    Total current assets                           72,424            69,482

Investments and other assets                        1,176             1,235
Property, plant and equipment, net                 39,616            41,069
Cash surrender value of life insurance                973               964
                                                ----------        ----------
    Total assets                                $ 114,189         $ 112,750
                                                ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses:
    Accounts payable                            $   7,512         $   8,544
    Notes payable                                  13,000             8,000
    Wages and commissions                             605             2,396
    Taxes withheld from employees                     541               579
                                                ----------        ----------
                                                   21,658            19,519
  Federal and state income taxes                                        757
  Current portion of long-term debt                 2,000             2,004
                                                ----------        ----------
    Total current liabilities                      23,658            22,280

Long-term notes payable                            30,829            31,398
Deferred income taxes                               3,804             3,871
Deferred compensation                               2,047             1,938
Shareholders' equity
  Common stock                                      5,974             6,084
  Retained earnings                                48,112            47,529
  Unamortized restricted stock                       (235)             (350)
                                                ----------        ----------
    Total shareholders' equity                     53,851            53,263
                                                ----------        ----------
    Total liabilities and shareholders' equity  $ 114,189         $ 112,750
                                                ==========        ==========

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                  Three 4-week periods ended
                                      July 9,    July 10,     Incr
                                       1995        1994      (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $ 30,236    $ 27,691   $ 2,545     9.2%

Costs and expenses
  Cost of sales                        25,703      22,606     3,097    13.7
  Selling & administrative              4,754       4,240       514    12.1
                                    ----------  ----------  --------
Operating income (loss)                  (221)        845    (1,066) (126.2)

Other income and expenses
  Interest expense                        695         357       338    94.7
  Interest income                          (4)         (8)        4    50.0
                                    ----------  ----------  --------
    Total                                 691         349       342    98.0


Income (loss) before income taxes        (912)        496    (1,408) (283.9)

Provision for taxes on income            (310)        177      (487) (275.1)
                                    ----------  ----------  --------

Net income (loss)                    $   (602)   $    319   $  (921) (288.7)
                                    ==========  ==========  ========



Weighted average number
of shares outstanding:
  Primary                           2,862,050   2,888,454
  Assuming full dilution            2,862,050   2,888,454


Earnings (loss) per share:
  Primary                              $(0.21)      $0.11
  Assuming full dilution               $(0.21)      $0.11


Cash dividends per share:               $0.15       $0.14











See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                   Nine 4-week periods ended
                                      July 9,    July 10,     Incr
                                       1995        1994      (Decr)      %
                                     ---------   ---------  --------   ----
Net sales                            $110,495    $ 92,742   $17,753    19.1%

Costs and expenses
  Cost of sales                        90,334      74,563    15,771    21.2
  Selling & administrative             15,534      14,180     1,354     9.5
                                    ----------  ----------  --------
Operating income                        4,627       3,999       628    15.7

Other income and expenses
  Interest expense                      1,818       1,048       770    73.5
  Interest income                         (19)        (41)       22    53.7
                                    ----------  ----------  --------
    Total                               1,799       1,007       792    78.6

Income before income taxes
and cumulative effect of
accounting change                       2,828       2,992      (164)   (5.5)

Provision for taxes on income             963       1,068      (105)   (9.8)
                                    ----------  ----------  --------
Income before cumulative
effect of accounting change             1,865       1,924       (59)   (3.1)

Cumulative effect of change
in accounting for income taxes                        396
                                    ----------  ----------  --------
Net income                           $  1,865    $  2,320   $  (455)  (19.6)
                                    ==========  ==========  ========
Weighted average number
of shares outstanding:
  Primary                           2,861,932   2,890,246
  Assuming full dilution            2,861,932   2,890,246

Earnings per share before cumulative
effect of accounting change:
  Primary                               $0.65       $0.66
  Assuming full dilution                $0.65       $0.66

Earnings per share of cumulative
effect of accounting change:
  Primary                                           $0.14
  Assuming full dilution                            $0.14

Earnings per share after cumulative
effect of accounting change:
  Primary                               $0.65       $0.80
  Assuming full dilution                $0.65       $0.80

Cash dividends per share:               $0.45       $0.42

See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Statements of Cash Flows


                                                    Nine 4-week periods ended
                                                       July 9,      July 10,
                                                        1995          1994
                                                   ------------  ------------
OPERATING ACTIVITIES
  Net income                                       $ 1,865,043   $ 1,924,129
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Provision for depreciation                       3,438,046     2,622,669
    Provision for deferred income taxes                (67,500)      (67,500)
    Provision for deferred compensation                109,435       213,505
    Proportionate share in loss of
      investee company                                  58,902         4,067
    Changes in operating assets and liabilities:
      Decrease in trade receivables                  9,130,714     7,589,344
      Increase in inventories                      (12,875,765)   (9,007,221)
      Decrease in prepaid expenses                     368,832       166,457
      Decrease in accounts payable and
        other accrued expenses                      (2,859,854)   (2,038,065)
      Decrease in federal and state
        income taxes payable                          (975,021)   (1,006,205)
                                                   ------------  ------------
  NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                    (1,807,168)      401,180

INVESTING ACTIVITIES
  Purchase of property, plant and equipment         (1,984,567)  (11,416,870)
  Sale of investments                                   50,000       142,000
  Increase in cash surrender value                      (9,704)     (143,505)
                                                   ------------  ------------
  NET CASH USED IN INVESTING ACTIVITIES             (1,944,271)  (11,418,375)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                 4,941       153,941
  Payment of dividends                              (1,281,727)   (1,200,020)
  Increase (decrease) in notes payable               5,000,000    (2,000,000)
  Increase (decrease) in long-term debt               (573,824)   11,491,944
                                                   ------------  ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES          3,149,390     8,445,865
                                                   ------------  ------------

Decrease in cash and cash equivalents                 (602,049)   (2,571,330)
Cash and cash equivalents at beginning of period     1,088,322     2,697,707
                                                   ------------  ------------
Cash and cash equivalents at end of period         $   486,273   $   126,377
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

In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of July 9, 1995 and October 30, 1994, and the results of operations and cash flows for the three and nine 4-week periods ended July 9, 1995 and July 10, 1994.

The results of operations for the three and nine 4-week periods ended July 9, 1995 and July 10, 1994 are not necessarily indicative of the results to be expected for the full year.

Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income


Comparison of Third Quarter 1995 to Third Quarter 1994 and Three Quarters of
1995 to Three Quarters of 1994   (See pages 3 and 4 for dollar and percent
changes.)
----------------------------------------------------------------------------

The increase in sales for the 1995 third quarter was due primarily to the additional capacity added by the Corporation's new factory and to higher average selling prices. The increase in sales for the three quarters of 1995 was due primarily to the additional capacity, higher average selling prices, and to increased demand in the first two quarters of 1995.

The higher cost of sales, as a percentage of sales, for the third quarter and three quarters of 1995 was due to the operating inefficiencies of reduced production, primarily in the third quarter. Production was reduced because of the industrywide slowdown in household furniture sales.

The decrease in selling and administrative expenses, as a percentage of sales, for the three quarters of 1995 was due to lower expenses in the two preceding quarters. The decrease in earnings for the 1995 third quarter was due primarily to a decrease in demand resulting from the industrywide slowdown in household furniture sales. The decrease in demand required substantial production downtime. Demand for the Corporation's products has improved, but substantial downtime is still scheduled in most facilities.

Interest expense increased in 1995 due to the higher levels of outstanding debt and to higher interest rates.



Capital Resources and Liquidity
--------------------------------

Working capital provided by operations was $5,404,000 for the three quarters ended July 9, 1995 compared to $4,483,000 for the three quarters ended July 10, 1994. Net working capital increased by $1,564,000 during the first three quarters of 1995 compared with an increase of $3,415,000 in the first three quarters of 1994.

During the third quarter of 1995, the Corporation's average amount of outstanding indebtedness for borrowed money was $39,766,307. The weighted average rate of interest on such indebtedness was approximately 6.3% per annum.

Pulaski Furniture Corporation
Part I  -  Exhibit 3
Computation of Earnings Per Share

                                                  Three 4-week periods ended
                                                       July 9,      July 10,
                                                        1995          1994
                                                  ------------  ------------
PRIMARY:

Average shares outstanding                          2,837,882     2,852,947

Dilutive stock options - based
  on treasury stock method
  using average market price                            8,593        22,265

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                           15,575        13,242
                                                  ------------  ------------
    TOTAL                                           2,862,050     2,888,454
                                                  ------------  ------------


Net income (loss)                                 $  (601,829)  $   318,528
                                                  ============  ============

Net income (loss) per share:                           $(0.21)       $ 0.11
                                                       =======       =======


FULLY DILUTED:

Average shares outstanding                          2,837,882     2,852,947

Dilutive stock options - based on
  treasury stock method using the
  greater of year-end market value
  or average market value                               8,593        22,265

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                           15,575        13,242
                                                  ------------  ------------
    TOTAL                                           2,862,050     2,888,454
                                                  ------------  ------------


Net income (loss) per share:                           $(0.21)       $ 0.11
                                                       =======       =======

Pulaski Furniture Corporation
Part I  -  Exhibit 3 (continued)
Computation of Earnings Per Share
                                                   Nine 4-week periods ended
                                                      July 9,      July 10,
                                                       1995          1994
                                                  ------------  ------------
PRIMARY:
Average shares outstanding                          2,843,474     2,855,379

Dilutive stock options - based
  on treasury stock method
  using average market price                            9,322        27,351

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                            9,136         7,516
                                                  ------------  ------------
    TOTAL                                           2,861,932     2,890,246
                                                  ------------  ------------

Net income before cumulative effect
of accounting change                              $ 1,865,043   $ 1,528,037

Cumulative effect of accounting change                              396,092
                                                  ------------  ------------
Net income after cumulative effect
of accounting change                              $ 1,865,043   $ 1,924,129
                                                  ============  ============

Net income per share:
  Before cumulative effect of accounting change        $ 0.65        $ 0.52
  Cumulative effect of accounting change                               0.14
                                                       -------       -------
  After cumulative effect of accounting change         $ 0.65        $ 0.66
                                                       =======       =======


FULLY DILUTED:
Average shares outstanding                          2,843,474     2,855,379

Dilutive stock options - based on
  treasury stock method using the
  greater of year-end market value
  or average market value                               9,322        27,351

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                            9,136         7,516
                                                  ------------  ------------
    TOTAL                                           2,861,932     2,890,246
                                                  ------------  ------------
Net income per share:
  Before cumulative effect of accounting change        $ 0.65        $ 0.52
  Cumulative effect of accounting change                               0.14
                                                       -------       -------
  After cumulative effect of accounting change         $ 0.65        $ 0.66
                                                       =======       =======

Pulaski Furniture Corporation
Part II  -  Other Information



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PULASKI FURNITURE CORPORATION



Date:  August 18, 1995                /s/ Bernard C. Wampler
                                     ---------------------------------------
                                     Bernard C. Wampler
                                     (Chairman and Chief Executive Officer)



                                      /s/ Jason A. Gibbs
                                     ---------------------------------------
                                     Jason A. Gibbs, Controller
                                     (Principal Accounting Officer)