Form 10-K405
period 1995-10-29
PULASKI FURNITURE CORP
filed 1996-01-26
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 29, 1995
                              OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

                          Commission file number 0-314

                          PULASKI FURNITURE CORPORATION
             (Exact name of registrant as specified in its charter)

         Virginia                                       54-0594965
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)

             P. O. Box 1371                                24301
           Pulaski, Virginia                             (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (703) 980-7330

Securities registered pursuant to Section 12(b) of the Act:
                                      None

Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                        Preferred Stock Purchase Rights*
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 15, 1995: $43,828,886.**

Number of shares of Common Stock outstanding as of December 15,
1995: 2,839,179.
---------------

 * On December 3, 1987 the Board of Directors of the registrant approved a Rights Agreement pursuant to which a special dividend consisting of the Preferred Stock Purchase Rights was distributed to the holders of record of the registrant as of December 15, 1987.

** In determining this figure, the registrant has assumed that all of its officers, directors and persons known to the registrant to be the beneficial owners of more than five percent of the registrant's Common Stock are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose. The aggregate market value has been computed based on the last sale price for December 15, 1995, as reported by The Wall Street Journal.


                       DOCUMENTS INCORPORATED BY REFERENCE


1. Portions of Pulaski Furniture Corporation's 1995 Annual Report to Security Holders are incorporated by reference into Parts II and IV of this Form 10-K.

2. Portions of Pulaski Furniture Corporation's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders (filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934) are incorporated by reference into Part III of this Form 10-K.

                                     PART I


Item 1.   Business

General

         Since its organization in 1955, Pulaski Furniture Corporation (the "Company") has engaged exclusively in the production and sale of furniture products. The Company presently manufactures medium-priced wooden bedroom, dining room and occasional furniture (in plants located in Pulaski, Dublin and Martinsville, Virginia), grandfather, mantel and wall clocks (in its plant in Ridgeway, Virginia), and higher-priced solid mahogany bedroom, dining room and occasional furniture (in the Company's plant in Mebane, North Carolina). During the 1990 fiscal year, the Company entered the upholstery business, which it currently operates out of a leased portion of a building in Christiansburg, Virginia. The Company's furniture is predominately in the traditional style. Furniture and clock styles are periodically updated, revised or discontinued by the Company in anticipation of the April and October markets in High Point, North Carolina. Also, the Company imports some specialized furniture items and furniture parts. The Company currently anticipates that its demand for these imports will increase in the future as some of the Company's product lines utilizing these imports mature.

         Over the course of the past several years the Company has increased substantially its production capacity, which has permitted increased sales when market conditions are favorable. This has resulted in a significant increase in the overall size of the Company. In 1973, the Company began operating its plant in Dublin and completed a renovation of the Pulaski plant. In 1975, the Company completed an expansion and renovation of the Martinsville plant. The Company acquired substantially all of the assets of Coleman Furniture Corporation in 1983. In 1985, the Company completed the renovation of a portion of the former Coleman plant and the construction of a new facility connecting the former Coleman plant to the existing Pulaski facility. Also, in 1985, the Company acquired Gravely Furniture Company, Incorporated (currently, Ridgeway Clock Company) of Ridgeway, Virginia. Ridgeway Clock Company manufactures grandfather, mantel and wall clocks. In 1988, the Company completed construction of a new finishing plant located at its Pulaski facilities. Also in 1988, the Company acquired Craftique, Inc. with manufacturing facilities located in Mebane and Durham, North Carolina. In 1994, the Company completed an expansion of its Pulaski operations by construction of a new manufacturing facility. The new facility houses highly-automated production lines, which should provide the Company with access to lower price points in the market. See Item 2--Properties.

Materials

         Lumber constitutes the principal material used by the Company in the manufacturing of its furniture products. The Company also uses lumber in its manufacturing of clock cases. The Company purchases lumber from sawmill operators and lumber dealers. Clock components are purchased from various domestic and foreign sources. Other materials essential to the Company's manufacturing include veneers, finishing materials, chipcore, sandpaper, lumber squares, fabric, glue, mirrors, hardware, glass, carvings, packing materials, wooden frames for use in its upholstery business and other product supplies.

         In 1983, the Company entered into a joint venture with three other companies to form Triwood, Inc. to own and operate plant facilities in Henry County, Virginia for the production of chipcore, an essential material used to manufacture the Company's furniture products. Triwood, Inc. began operations during 1985, and the Company entered into a firm purchase arrangement for chipcore with Triwood, Inc. In 1995, the Company sold its interest in Triwood, Inc. The Company's net investment in the venture, as of the end of the 1995 fiscal year, was approximately $1,172,014. The Company believes that chipcore and all other required materials can be obtained from suppliers as needed.

Marketing and Promotion

         Through a sales force of about 100 persons, including 55 regular commission salesmen, the Company serves approximately 11,000 retail customers located in all fifty states of the United States, the District of Columbia, Puerto Rico, Canada, Mexico, Australia, New Zealand, the European Common Market and parts of the Far East. The substantial majority of the Company's sales are within the United States and its territories, however, the Company has experienced growth in its international sales over the course of the last few years. During the Company's fiscal years ended in 1995, 1994 and 1993, export sales by the Company aggregated approximately $10,046,000, $8,770,000 and $8,502,000, respectively.

         The sales force for the Company's products, other than its Craftique products, is organized into three geographical regions. A regional sales manager is responsible for the Company's sales in each region, and the regional managers report to the Vice President-Sales. The Company's Craftique products are sold through a sales force responsible to a national sales manager for the division. The national sales manager for the Craftique division reports to the Company's Vice President-Sales. In addition, most of the Company's foreign export sales are made through foreign representatives and distributors, who report to the Company's regional export sales manager.

         The Company currently utilizes a small number of trademarks and tradenames in connection with certain lines of the Company's products and a few patents in connection with certain of its products. All trademarks, tradenames and patents utilized by the Company either are owned by the Company or one of its subsidiaries. From time to time, the Company may apply for the registration of additional trademarks or the issuance of additional patents in connection with its products.

         The Company permits its sales personnel to spend part of their time selling home furnishings (such as lines of accessories and lamps) manufactured by other companies. These secondary products are considered complementary to, and not competitive with, the Company's products. The Company's products are distributed to customers by truck and rail facilities.

         For the display of its products, the Company maintains permanent showrooms at the International Home Furnishings Market in High Point, North Carolina, the Tupelo Furniture Market in Tupelo, Mississippi and the San
Francisco Mart in San Francisco, California. The annual rentals for these display facilities total approximately $338,626.

         As of October 29, 1995, the Company's unfilled customers' orders for furniture and clocks totalled approximately $26 million (compared with approximately $27.7 million as of October 30, 1994). The decrease in the backlog of unfilled orders since October 30, 1994 is primarily attributable to system improvements allowing for prompter shipments. The backlog of unfilled orders is valued at prices prevailing at the time the orders were taken. The Company expects to fill all of the unfilled customer orders for the 1995 fiscal year during the 1996 fiscal year.

         Demand for the Company's furniture products generally is highest in the period from September through January and lowest in June and August. Demand for the Company's clock products is generally highest in the period from August through December.

Competition

         The business in which the Company is engaged is highly competitive with several manufacturers competing for product acceptability in the retail market. Competition within the markets for medium and higher-priced wooden bedroom, dining room and occasional furniture and for clocks occurs principally in the areas of style, quality and price. The Company has recently been successful introducing new lines that were favorably received by the market. Although it is difficult to compare manufacturers by size, the Company estimates that, based on its 1995 net sales, the Company ranks among the 25 largest furniture manufacturers in the United States.

Employees

         The Company employs approximately 2,200 persons on a full-time basis, approximately 10% of whom are salaried and none of whom is represented by a labor union. The Company considers its employee relations to be good.

Item 2.  Properties

General

         The Company owns all of its manufacturing and warehouse facilities, except the portion of a facility in Christiansburg, Virginia, which houses the Company's upholstery business, and warehouse space in Pulaski and Martinsville, Virginia and in Mebane, North Carolina (each of which is rented on a monthly basis). The Company's operating plants are well-maintained and include many items of equipment and machinery of recent design. The Company believes that its present operating plant capacity is sufficient to meet current and projected future demand for its products.

         Insurance is maintained against certain risks, including fire and business interruption, and in such amounts as the Company deems desirable.

Pulaski Facilities

         Pulaski, Virginia is the site of the Company's general offices and of two of its principal furniture manufacturing plants. The Company's buildings located in Pulaski are constructed primarily of brick and cinder block and were erected and have been renovated at various times from 1926 to the present.

         In 1983, the Company acquired real estate, improvements and equipment from Coleman Furniture Corporation, including land and building space adjoining the Company's original Pulaski plant. In 1985, the Company completed the renovation of a portion of the former Coleman plant adjoining the Company's original Pulaski plant and the integration of that portion of the plant with the original Pulaski facility. The cost of the renovation (including capitalized interest expense) was approximately $8,000,000. The remaining portion of the former Coleman property is being used for warehouse and office space or otherwise is being held for renovation and future expansion. In 1988, a new finishing plant was brought on line at a total project cost of $3,955,000. The new plant includes updated equipment providing improved finishing techniques and greater safety for employees.

         In 1994, the Company completed an expansion of its Pulaski facilities by the construction of a new 75,000 square foot manufacturing facility. The total cost of the expansion was approximately $13.6 million. The new manufacturing facility is designed to utilize newer equipment and to provide for more efficient manufacturing of certain lines of the Company's furniture products.

         The complete Pulaski facility now contains approximately 980,000 square feet of production, warehouse and office space and approximately 120,000 square feet of additional building space available for future expansion at renovation costs. The facility is located on approximately twenty-nine acres. During the last year the Pulaski facility primarily produced occasional furniture (including curios, consoles, tables, chairs and other accent pieces) and served as a dimension plant (producing rough-cut materials) for the Company's other facilities.

Dublin Plant

         The Dublin plant, which began operations in 1973, consists of approximately 570,000 square feet of factory and warehouse space located on a 153.5-acre parcel owned by the Company (including 106.5 acres acquired in 1983 from Coleman Furniture Corporation). The plant produces bedroom, dining room and occasional furniture (including curios, collectors cabinets, consoles and other accent pieces). This parcel fronts on State Route #100, close to Interstate Highway 81 and is served by the Norfolk & Southern Railroad.

         The Dublin plant also produces veneer in a 36,000 square foot brick and cinder block building constructed in 1964.

Martinsville Plant

         The Martinsville plant manufactures occasional furniture, including curios, desks, consoles and other accent pieces. A major renovation and expansion program for the Martinsville plant was completed in fiscal 1975. The plant contains approximately 190,000 square feet of manufacturing, warehouse and office space and is located on a tract of about eight acres in the City of Martinsville, Virginia.

Ridgeway Clock Company Plant

     In 1985, the Company acquired Gravely Furniture Company, Incorporated, located in Ridgeway, Virginia. Gravely Furniture Company, Incorporated was renamed Ridgeway Clock Company. Ridgeway Clock Company manufactures grandfather, mantel and wall clocks. Ridgeway Clock Company purchases clock parts from foreign and domestic sources and assembles the parts into manufactured wooden clock cases. The Ridgeway Clock Company plant contains approximately 326,000 square feet of production, warehouse and office space located on approximately 79.5 acres.


Craftique, Inc. Plant

     The Company's Craftique plant located in Mebane, North Carolina, manufactures solid mahogany bedroom, dining room and occasional furniture. The Craftique plants contains approximately 42,000 square feet of production and office space located on approximately thirty-one acres. Craftique also owns an industrial tract of approximately one acre in Durham, North Carolina.

Item 3.           Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item *.  Executive Officers of the Registrant

         The Company's executive officers are as follows:

                                Year
                                First
         Name           Age    Elected                   Office

Bernard C. Wampler       64     1967            Chairman of the Board and
                                                  Chief Executive Officer

John G. Wampler          37     1988            President and Chief
                                                  Operating Officer

Ira S. Crawford          58     1978            Vice President -
                                                  Administration, Secretary

Jason A. Gibbs           62     1969            Treasurer, Controller
                                                  and Assistant Secretary

James H. Kelly           53     1971            Vice President - Product
                                                  Development

Randolph V. Chrisley     47     1983            Vice President - Sales

James W. Peele           44     1995            Vice President -
                                                  Manufacturing

         John G. Wampler is the son of Bernard C. Wampler and the grandson of John W. Stanley, director of the Company. Each of the executive officers, other than Mr. Peele, has been an officer of the Company for the last five years. Mr. Peele previously had served as an assistant to the Vice President of Manufacturing of the Company (1992-1995). Prior to joining the Company, Mr. Peele was employed as Operations Manager for Mubeles Andes (1990-1991). The Company's executive officers are elected by and serve at the pleasure of the Company's Board of Directors.


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

         The information contained on page 2 of the Company's 1995 Annual Report to Security Holders is incorporated herein by reference.

Item 6.  Selected Financial Data

         The information contained on page 3 of the Company's 1995 Annual Report to Security Holders is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         The information contained on pages 4 and 5 of the Company's 1995 Annual Report to Security Holders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The financial statements contained on pages 6 through the left column of the inside back cover of the Company's 1995 Annual Report to Security Holders are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The Company's 1996 Proxy Statement contains information on pages 1 through 4 concerning directors, persons nominated to become directors, and executive officers of the Company. Such information is incorporated herein by reference.

Item 11.  Executive Compensation

         The Company's 1996 Proxy Statement contains information on pages 4 through 8 concerning executive compensation. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

          The Company's 1996 Proxy Statement contains information on pages 3 and 4 concerning security ownership of certain beneficial owners and management and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         The Company's 1996 Proxy Statement contains information on page 8 concerning certain relationships and related transactions and is incorporated herein by reference.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)(1) The following financial statements of the registrant, included in the 1995 Annual Report to Security Holders, are incorporated herein by reference in Item 8:

                  Consolidated balance sheets -- October 29, 1995 and October 30, 1994

                  Consolidated  statements of income and retained earnings
                  - - Years ended October 29, 1995, October 30, 1994 and October 31, 1993

                  Consolidated statements of cash flows -- Years ended October 29, 1995, October 30, 1994 and October 31, 1993

                  Notes to consolidated financial statements

         (a)(2) The following financial statement schedules of Pulaski Furniture Corporation are included in Item 14(d):

                  Schedule II -- Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         (a)(3)  Exhibits

                  The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

                  3.1 Restated Articles of Incorporation of Pulaski Furniture Corporation (8)

                  3.2      Bylaws of Pulaski Furniture Corporation (8)

                  4.1      Pulaski Furniture Corporation's Series A Company
                           Note in the principal amount of $3,000,000, given to the Industrial Development Authority of Pulaski County (1)

                  4.2      Pulaski Furniture Corporation's Series B Company
                           Note in the principal amount of $5,000,000, given to the Industrial Development Authority of Pulaski County (1)

                  4.3 Industrial Development Authority of Pulaski County's Industrial Development Revenue Note in the principal amount of $3,000,000, given to Sovran Bank, N.A. as Note Agent (Series A) (1)

                  4.4 Industrial Development Authority of Pulaski County's Industrial Development Revenue Note in the principal amount of $5,000,000, given to Sovran Bank, N.A., as Note Agent (Series B) (1)

                  4.5 Industrial Development Authority of Pulaski County's Industrial Development Revenue Note in principal amount of $2,000,000, given to Sovran Bank as Note Agent (Series A) (1)

                  4.6 Pulaski Furniture Corporation's Series A Company Note in principal amount of $2,000,000 given to the Industrial Development Authority of Pulaski County
                           (1)

                  4.7 Note Purchase Agreement and Agreement of Sale between Industrial Development Authority of Pulaski County, Sovran Bank, N.A., Planters Bank & Trust Co.; and Pulaski Furniture Company, dated April 1, 1984 (1)

                  4.8 Reimbursement, Purchase and Loan Agreement between Pulaski Furniture Corporation and Sovran Bank, N.A., dated April 1, 1984 (1)

                  4.9 UDAG Grant Agreement No. B-82-AB-51-0189, as executed and delivered by the Town of Pulaski and the United States Department of Housing & Urban Development (1)

                  4.10 Term Loan Agreement between Pulaski Furniture Corporation and Wachovia Bank and Trust Company, N.A., dated October 21, 1985 (4)

                  4.11 Term Loan Note in principal amount of $4,000,000 between Pulaski Furniture Corporation and Wachovia Bank and Trust Company, N.A., dated October 21, 1985 (4)

                  4.12 Term Loan Agreement between Pulaski Furniture Corporation and Sovran Bank, N.A., dated October 23, 1985 (4)

                  4.13 Term Loan Note in principal amount of $4,000,000 between Pulaski Furniture Corporation and Sovran Bank, N.A., dated October 23, 1985 (4)

                  4.14 Rights Agreement between Pulaski Furniture Corporation and Sovran Bank, N.A., dated as of December 3, 1987 (6)

                  4.15 Note Issuance Agreement and Revolving Credit Agreement between Pulaski Furniture Corporation and Sovran Bank, N.A. in principal amount of $10,000,000, dated December 1, 1988 (7)

                  4.16 Form of Variable Rate Taxable Promissory Note in principal amount of $10,000,000 between Pulaski Furniture Corporation and Sovran Bank, N.A., dated December 9, 1988 (7)

                  4.17 Form of Revolving Credit Facility Note in principal amount of $10,000,000 between Pulaski Furniture Corporation and Sovran Bank, N.A., dated December 9, 1988 (7)

                  4.18 Form of Credit Agreement in principal amount of $10,000,000 between Pulaski Furniture Corporation and Wachovia Bank of North Carolina, N.A., dated as of December 10, 1993 (9)

                  4.19 Form of Promissory Note in principal amount of $10,000,000 made by the Company to Wachovia Bank of North Carolina, N.A., dated December 10, 1993 (9)

                  4.20 Amendment to Term Loan Agreement between the Company and Wachovia Bank of North Carolina, N.A., dated July 25, 1994

                  4.21 Amendment to Promissory Note made by the Company to Wachovia Bank of North Carolina, N.A., dated July 25, 1994

                 10.1 Deferred Compensation Agreement between the Company and Bernard C. Wampler dated December 2, 1977 (2)

                 10.2      The Company's Stock Option Plan (8)

                 10.3      The Company's Executive Life Insurance Plan (5)

                 10.4 The Company's Production and Administrative Incentive Plans (5)

                 10.5 Conversion Agreement between Pulaski Furniture Corporation and Sovran Bank, N.A., dated as of March 3, 1986 (5)

                 11        Computation of Earnings Per Share

                 13 Pulaski Furniture Corporation's 1995 Annual Report to Security Holders (3)

                 20 Pulaski Furniture Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held February 9, 1996

                 21        Subsidiaries of Registrant

                 23        Consent of Ernst & Young LLP

Footnotes:
         (1) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1984

         (2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1977

         (3) With the exception of the information incorporated herein by reference to the Company's Annual Report for the fiscal year ended October 29, 1995, the Annual Report shall not be deemed "filed" as part of this report on Form 10-K

         (4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1985

         (5) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 1986

         (6) Incorporated herein by reference to the Company's Form 8-A, dated December 17, 1987, For Registration of Certain Classes of Securities Pursuant to section 12(b) or (g) of the Securities Exchange Act of 1934

         (7) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1988

         (8) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1989

         (9) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993



         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   PULASKI FURNITURE CORPORATION
                                                             (Registrant)


Date:  January 26, 1996                            By /s/ John G. Wampler
                                                          John G. Wampler,
                                                          President and Chief
                                                            Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  January 26, 1996         By /s/ Bernard C. Wampler
                                       Bernard C. Wampler,
                                   Director, Chairman of the Board
                                     and Chief Executive Officer

Date:  January 26, 1996         By /s/ John W. Stanley
                                       John W. Stanley,
                                           Director

Date:  January 26, 1996         By /s/ Clifford A. Cutchins, III
                                       Clifford A. Cutchins, III,
                                           Director

Date:  January 26, 1996         By /s/ John D. Munford
                                       John D. Munford,
                                           Director

Date:  January 26, 1996         By /s/ John G. Wampler
                                       John G. Wampler,
                                           Director

Date:  January 26, 1996         By /s/ Harry H. Warner
                                       Harry H. Warner,
                                           Director

Date:  January 26, 1996         By /s/ Hugh V. White, Jr.
                                       Hugh V. White, Jr.,
                                           Director

Date:  January 26, 1996         By /s/ Jason A. Gibbs
                                       Jason A. Gibbs,
                                   Treasurer, Controller, and
                                  Assistant Secretary (Principal
                                        Financial Officer)

                         Report of Independent Auditors


We have audited the accompanying consolidated balance sheets of Pulaski Furniture Corporation and Subsidiaries as of October 29, 1995 and October 30, 1994, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended October 29, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pulaski Furniture Corporation at October 29, 1995 and October 30, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 29, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 7 to the financial statements, effective November 1, 1993, the Corporation changed its method of accounting for income taxes.


                                                              ERNST & YOUNG LLP


Winston-Salem, North Carolina
January 24, 1996

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



          COL. A                         COL. B                       COL. C                          COL. D              COL. E
                                                                     ADDITIONS
                                  Balances at Beginning        (1)                 (2)                                Balance at End
        DESCRIPTION                     of Period        Charged to Costs    Charged to Other   Deductions - Describe    of Period
                                                           and Expenses     Accounts - Describe



Year Ended October 29, 1995:
  Deducted from asset accounts
     Allowance for doubtful accounts       $1,000,000            $704,112                                 $704,112 (1)   $1,000,000

Year Ended October 30, 1994:
  Deducted from asset accounts
     Allowance for doubtful accounts         $900,000            $303,845                                 $203,845 (1)   $1,000,000

Year Ended October 31, 1993:
  Deducted from asset accounts
     Allowance for doubtful accounts         $900,000            $600,776                                 $600,776 (1)     $900,000




(1) Uncollectible accounts written off, net of recoveries

                                    EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-K
                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          PULASKI FURNITURE CORPORATION

                                  Exhibit Index

                                                                           Page


3.1      Restated Articles of Incorporation of Pulaski Furniture
         Corporation

3.2      Bylaws of Pulaski Furniture Corporation

4.1 Pulaski Furniture Corporation's Series A Company Note in the principal amount of $3,000,000, given to the Industrial Development Authority of Pulaski County

4.2 Pulaski Furniture Corporation's Series B Company Note in the principal amount of $5,000,000, given to the Industrial Development Authority of Pulaski County

4.3      Industrial Development Authority of Pulaski County's
         Industrial Development Revenue Note in the principal amount of $3,000,000, given to Sovran Bank, N.A. as Note Agent (Series
         A)

4.4      Industrial Development Authority of Pulaski County's
         Industrial Development Revenue Note in the principal amount of $5,000,000, given to Sovran Bank, N.A., as Note Agent (Series
         B)

4.5      Industrial Development Authority of Pulaski County's
         Industrial Development Revenue Note in principal amount of $2,000,000, given to Sovran Bank, N.A. as Note Agent (Series
         A)

4.6 UDAG Grant Agreement No. B-82-AB-51-0189, as executed and delivered by the Town of Pulaski and the United States
         Department of Housing & Urban Development

4.7      Note Purchase Agreement and Agreement of Sale between
         Industrial Development Authority of Pulaski County, Sovran Bank, N.A., Planters Bank & Trust Co., and Pulaski Furniture Company, dated April 1, 1984

                                                                            Page


4.8 Reimbursement, Purchase and Loan Agreement between Pulaski Furniture Corporation and Sovran Bank, N.A., dated April 1, 1984

4.9 Pulaski Furniture Corporation's Series A Company Note in principal amount of $2,000,000 given to the Industrial
         Development Authority of Pulaski County

4.10 Term Loan Agreement between Pulaski Furniture Corporation and Wachovia Bank and Trust Company, N.A., in principal amount of $4,000,000, dated October 21, 1985

4.11 Term Loan Note in principal amount of $4,000,000 between Pulaski Furniture Corporation and Wachovia Bank and Trust Company, N.A., dated October 21, 1985

4.12 Term Loan Agreement between Pulaski Furniture Corporation and Sovran Bank, N.A., in principal amount of $4,000,000, dated October 23, 1985

4.13 Term Loan Note in principal amount of $4,000,000 between Pulaski Furniture Corporation and Sovran Bank, N.A., dated October 23, 1985

4.14 Rights Agreement between Pulaski Furniture Corporation and Sovran Bank, N.A., dated as of December 3, 1987

4.15 Note Issuance Agreement and Revolving Credit Agreement between Pulaski Furniture Corporation and Sovran Bank, N.A. in principal amount of $10,000,000, dated December 1, 1988

4.16 Form of Variable Rate Taxable Promissory Note in principal amount of $10,000,000 between Pulaski Furniture Corporation and Sovran Bank, N.A., dated December 9, 1988

4.17     Form  of  Revolving   Credit  Facility  Note  in  principal
         amount of $10,000,000 between Pulaski Furniture Corporation and Sovran Bank, N.A., dated December 9, 1988

4.18 Form of Credit Agreement in principal amount of $10,000,000 between Pulaski Furniture Corporation and Wachovia Bank of North Carolina, N.A., dated as of December 10, 1993

4.19 Form of Promissory Note in principal amount of $10,000,000 made by the Company to Wachovia Bank of North Carolina, N.A., dated December 10, 1993

4.20     Amendment to Term Loan Agreement between the Company and
         Wachovia Bank of North Carolina, N.A., dated July 25,
         1994*

                                                                            Page

4.21 Amendment to Promissory Note made by the Company to Wachovia Bank of North Carolina, N.A., dated July 25, 1994*

10.1     Employment Agreement between the Company and Bernard C.
         Wampler, dated December 2, 1977

10.2     The Company's Stock Option Plan

10.3     The Company's Executive Life Insurance Plan

10.4     The Company's Production and Administrative
         Bonus Plans

10.5 Conversion Agreement between Pulaski Furniture Corporation and Sovran Bank, N.A., dated as of March 3, 1986

11       Computation of Earnings Per Share*

13       Pulaski Furniture Corporation's 1995 Annual Report to Security
         Holders

20 Pulaski Furniture Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held February 9, 1996

21       Subsidiaries of Registrant*

23       Consent of Ernst & Young LLP*

--------
*Filed with this Report on Form 10-K; all other exhibits are herein incorporated by reference