Form 10-K405/A
period 1995-10-29
PULASKI FURNITURE CORP
filed 1996-01-30
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 -------------

                                  FORM 10-K/A

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


                                                              ERNST & YOUNG LLP


Winston-Salem, North Carolina
November 22, 1995

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


                                                   PULASKI FURNITURE CORPORATION
                                                             (Registrant)


Date:  January 30, 1996                            By /s/ John G. Wampler
                                                          John G. Wampler,
                                                          President and Chief
                                                            Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  January 30, 1996         By /s/ Bernard C. Wampler
                                       Bernard C. Wampler,
                                   Director, Chairman of the Board
                                     and Chief Executive Officer

Date:  January 30, 1996         By /s/ John W. Stanley
                                       John W. Stanley,
                                           Director

Date:  January 30, 1996         By /s/ Clifford A. Cutchins, III
                                       Clifford A. Cutchins, III,
                                           Director

Date:  January 30, 1996         By /s/ John D. Munford
                                       John D. Munford,
                                           Director

Date:  January 30, 1996         By /s/ John G. Wampler
                                       John G. Wampler,
                                           Director

Date:  January 30, 1996         By /s/ Harry H. Warner
                                       Harry H. Warner,
                                           Director

Date:  January 30, 1996         By /s/ Hugh V. White, Jr.
                                       Hugh V. White, Jr.,
                                           Director

Date:  January 30, 1996         By /s/ Jason A. Gibbs
                                       Jason A. Gibbs,
                                   Treasurer, Controller, and
                                  Assistant Secretary (Principal
                                        Financial Officer)