Form 10-Q
period 1996-01-21
PULASKI FURNITURE CORP
filed 1996-03-07
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                      ---------
                                      FORM 10-Q
                                      ---------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

        For the quarterly period ended January 21, 1996

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

                                       24301
                                     (Zip Code)

                                    540-980-7330
                           (Registrant's telephone number)




Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES [X]      NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
2,860,079 shares of common stock outstanding as of February 29, 1996

Pulaski Furniture Corporation
Index



PART I:  Financial Statements

     Consolidated Condensed Balance Sheets as of
     January 21, 1996 and October 29, 1995 . . . . . . . . . . . . . . 2

     Consolidated Condensed Statements of Income
     Three 4-week periods ended January 21, 1996
     and January 22, 1995  . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Statements of Cash Flows
     Three 4-week periods ended January 21, 1996
     and January 22, 1995  . . . . . . . . . . . . . . . . . . . . . . 4

     Notes to Consolidated Condensed Financial Statements  . . . . . . 5

     Management's Discussion and Analysis of the
     Consolidated Condensed Statements of Income . . . . . . . . . . . 6

     Exhibit 3 - Computation of Earnings per Share . . . . . . . . . . 7


PART II:  Other Information and Signatures . . . . . . . . . . . . . . 8

Pulaski Furniture Corporation
Consolidated Condensed Balance Sheets
(in thousands)
                                                January 21,       October 29,
                                                   1996              1995
ASSETS                                          ----------        ----------
Current assets:
  Cash and cash equivalents                     $     461         $   1,722
  Short-term investments                               11                15
  Accounts receivable, net                         28,568            35,674
                                                ----------        ----------
                                                   29,040            37,411
  Inventories:
    Raw materials                                  16,675            16,984
    Work-in-process                                 6,057             6,048
    Finished goods                                 33,232            32,229
                                                ----------        ----------
                                                   55,964            55,261
    Less LIFO reserve                             (15,101)          (14,852)
                                                ----------        ----------
                                                   40,863            40,409
  Prepaid expenses                                    446               407
  Deferred income tax                                 579               579
                                                ----------       -----------
    Total current assets                           70,928            78,806

Property, plant and equipment, net                 37,995            38,894
Cash surrender value of life insurance                982               976
                                                ----------        ----------
    Total assets                                $ 109,905         $ 118,676
                                                ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses:
    Accounts payable                            $   5,833         $   9,764
    Notes payable                                   8,000            12,000
    Wages and commissions                             775             2,214
    Taxes withheld from employees                     702               734
                                                ----------        ----------
                                                   15,310            24,712
  Federal and state income taxes                      720               257
  Current portion of long-term debt                 2,000             2,048
                                                ----------        ----------
    Total current liabilities                      18,030            27,017

Long-term notes payable                            28,891            29,355
Deferred income taxes                               4,072             4,094
Deferred compensation                               2,263             2,269
Shareholders' equity
  Common stock                                      6,356             5,827
  Retained earnings                                50,753            50,297
  Unamortized restricted stock                       (460)             (183)
                                                ----------        ----------
    Total shareholders' equity                     56,649            55,941
                                                ----------        ----------
    Total liabilities and shareholders' equity  $ 109,905         $ 118,676
                                                ==========        ==========

See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                  Three 4-week periods ended
                                     Jan. 21,    Jan. 22,     Incr
                                       1996        1995      (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $ 36,585    $ 41,270   $(4,685)  (11.4)%

Costs and expenses
  Cost of sales                        29,471      33,032    (3,561)  (10.8)
  Selling & administrative              5,178       5,569      (391)   (7.0)
                                    ----------  ----------  --------
Operating income                        1,936       2,669      (733)  (27.5)

Other income and expenses
  Interest expense                        584         593        (9)   (1.5)
  Interest income                          (3)         (6)        3    50.0
                                    ----------  ----------  --------
    Total                                 581         587        (6)   (1.0)

Income before income taxes              1,355       2,082      (727)  (34.9)

Provision for taxes on income             441         709      (268)  (37.8)
                                    ----------  ----------  --------

Net income                                914       1,373      (459)  (33.4)
                                    ==========  ==========  ========

Weighted average number
of shares outstanding:
  Primary                           2,856,087   2,863,258
  Assuming full dilution            2,856,590   2,863,258


Earnings per share:
  Primary                               $0.32       $0.48
  Assuming full dilution                $0.32       $0.48


Cash dividends per share:               $0.16       $0.15















See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Statements of Cash Flows


                                                   Three 4-week periods ended
                                                    January 21,   January 22,
                                                       1996          1995
                                                   ------------  ------------
OPERATING ACTIVITIES
  Net income                                       $   913,995   $ 1,373,023
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation/amortization          1,113,331     1,136,693
    Provision for deferred income taxes                (22,500)      (22,500)
    Provision for deferred compensation                 (5,188)       45,239
    Proportionate share in loss of
      investee company                                                14,130
    Changes in operating assets and liabilities:
      Decrease in trade receivables                  7,106,528     1,169,792
      (Increase) decrease in inventories              (454,888)      851,031
      (Increase) decrease in prepaid expenses          (38,479)       23,613
      Decrease in accounts payable and
        accrued expenses                            (5,401,882)   (1,803,848)
      Increase in federal and state
        income taxes payable                           462,174       261,262
                                                   ------------  ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES          3,673,091     3,048,435

INVESTING ACTIVITIES
  Purchase of property, plant and equipment           (156,005)     (200,989)
  Sale of investments                                    3,600
  Increase in cash surrender value                      (5,934)
                                                   ------------  ------------
  NET CASH USED IN INVESTING ACTIVITIES               (158,339)     (200,989)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock               423,471       405,632
  Repurchase of common stock                          (229,250)     (516,000)
  Payment of dividends                                (457,613)     (430,362)
  Decrease in notes payable                         (4,000,000)   (3,000,000)
  Payments on long-term debt                          (511,904)     (166,666)
                                                   ------------  ------------
  NET CASH USED IN FINANCING ACTIVITIES             (4,775,296)   (3,707,396)
                                                   ------------  ------------

Decrease in cash and cash equivalents               (1,260,544)     (859,950)
Cash and cash equivalents at beginning of period     1,721,546     1,088,322
                                                   ------------  ------------
Cash and cash equivalents at end of period         $   461,002   $   228,372
                                                   ============  ============








See accompanying notes to financial statements.

Pulaski Furniture Corporation
Notes to Consolidated Condensed Financial Statements


See notes to financial statements included in the Corporation's 10-K for the year ended October 29, 1995, for information concerning accounting policies, long-term debt, stock options and other financial matters. There have been no material changes in financial matters since October 29, 1995.

In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of January 21, 1996 and October 29, 1995, and the results of operations and cash flows for the three 4-week periods ended January 21, 1996 and January 22, 1995.

The results of operations for the three 4-week periods ended January 21, 1996 and January 22, 1995 are not necessarily indicative of the results to be expected for the full year.

The Corporation's outlook for the second quarter of 1996 is cautious as there continues to be softness in the retail of household furniture. Most of our facilities are operating at reduced schedules.

Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income


Comparison of First Quarter 1996 to First Quarter 1995 (See page 3 for dollar and percent changes.)
----------------------------------------------------------------------------

The lower sales in the first quarter of 1996 as compared to the first quarter of 1995 was due primarily to decreased demand caused by weak retail sales in household furniture and a slowing economy.

The higher percentage of cost of sales and the higher percentage of selling and administrative expenses to sales is directly related to the lower sales volume.

The decrease in net income was due primarily to lower production levels and shipments related to the weakness in retail furniture sales.



Capital Resources and Liquidity
--------------------------------

Working capital provided by operations was $2,000,000 for the quarter ended January 21, 1996 compared to $2,547,000 for the quarter ended January 22, 1995. Net working capital increased by $1,109,000 during the first quarter of 1996 compared with an increase of $1,644,000 in the first quarter of 1995.

During the first quarter of 1996, the Corporation's average amount of outstanding indebtedness for borrowed money was $41,539,328. The weighted average rate of interest on such indebtedness was approximately 6.0% per annum.

Pulaski Furniture Corporation
Part I  -  Exhibit 3
Computation of Earnings Per Share

                                                  Three 4-week periods ended
                                                   January 21,   January 22,
                                                      1996          1995
                                                  ------------  ------------
PRIMARY:

Average shares outstanding                          2,846,432     2,854,659

Dilutive stock options - based
  on treasury stock method
  using average market price                            6,187         5,324

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                            3,468         3,275
                                                  ------------  ------------
    TOTAL                                           2,856,087     2,863,258



Net Income                                         $   913,995   $ 1,373,023
                                                  ------------  ------------

Net Income per Share                                   $ 0.32        $ 0.48
                                                       =======       =======


FULLY DILUTED:

Average shares outstanding                          2,846,432     2,854,659

Dilutive stock options - based on
  treasury stock method using the
  greater of year-end market value
  or average market value                               6,690         5,324

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                            3,468         3,275
                                                  ------------  ------------
    TOTAL                                           2,856,590     2,863,258



Net Income per Share                                   $ 0.32        $ 0.48
                                                       =======       =======

Pulaski Furniture Corporation
Part II  -  Other Information


Item 4.    Submission of Matters to a Vote of Security Holders

  On February 9, 1996, the Corporation held its annual meeting of shareholders, at which the following business was transacted:

    Bernard C. Wampler, Harry H. Warner and Harry J. G. van Beek were elected to serve as Class III directors of the Corporation, each for a term of three years.

    The votes for the election of the Class II directors were as follows:

                                       FOR     AGAINST     ABSTAIN
                                 ----------  ----------  ----------
        Mr. Wampler               2,512,234           0      12,517
        Mr. Warner                2,512,134           0      12,617
        Mr. van Beek              2,510,743           0      14,008

    The terms of the following directors continued beyond the 1996 annual meeting: John G. Wampler, John D. Munford, John W. Stanley, and
    Hugh V. White, Jr.

Item 5.    Other Information

  All other information called for by other items of Part II of the Form 10-Q is either inapplicable or the response to the items would be negative.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PULASKI FURNITURE CORPORATION



Date:  February 29, 1996              /s/ John G. Wampler
                                     ---------------------------------------
                                     John G. Wampler
                                     (President and Chief Operating Officer)



                                      /s/ Jason A. Gibbs
                                     ---------------------------------------
                                     Jason A. Gibbs, CFO
                                     (Principal Accounting Officer)