Form 10-Q
period 1996-04-14
PULASKI FURNITURE CORP
filed 1996-05-22
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                      ---------
                                      FORM 10-Q
                                      ---------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

        For the quarterly period ended April 14, 1996

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

                                  1 Pulaski Square
                          P.O. Box 1371, Pulaski, Virginia
                      (Address of principal executive offices)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
2,783,579 shares of common stock outstanding as of May 23, 1996

Pulaski Furniture Corporation
Index



PART I:  Financial Statements

     Consolidated Condensed Balance Sheets as of
     April 14, 1996 and October 29, 1995 . . . . . . . . . . . . . . . 2

     Consolidated Condensed Statements of Income
     Three 4-week periods ended April 14, 1996
     and April 16, 1995  . . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Condensed Statements of Income
     Six 4-week periods ended April 14, 1996
     and April 16, 1995  . . . . . . . . . . . . . . . . . . . . . . . 4

     Consolidated Statements of Cash Flows
     Six 4-week periods ended April 14, 1996
     and April 16, 1995  . . . . . . . . . . . . . . . . . . . . . . . 5

     Notes to Consolidated Condensed Financial Statements  . . . . . . 6

     Management's Discussion and Analysis of the
     Consolidated Condensed Statements of Income . . . . . . . . . . . 7

     Exhibit 3 - Computation of Earnings per Share . . . . . . . . . . 8


PART II:  Other Information and Signatures . . . . . . . . . . . . .  10

Pulaski Furniture Corporation
Consolidated Condensed Balance Sheets
(in thousands)
                                                 April 14,       October 29,
                                                   1996              1995
ASSETS                                          ----------        ----------
Current assets:
  Cash and cash equivalents                     $     814         $   1,722
  Short-term investments                               11                15
  Accounts receivable, net                         29,138            35,674
                                                ----------        ----------
                                                   29,963            37,411
  Inventories:
    Raw materials                                  15,602            16,984
    Work-in-process                                 5,606             6,048
    Finished goods                                 33,240            32,229
                                                ----------        ----------
                                                   54,448            55,261
    Less LIFO reserve                             (15,101)          (14,852)
                                                ----------        ----------
                                                   39,347            40,409
  Prepaid expenses                                    431               407
  Deferred income tax                                 579               579
                                                ----------       -----------
    Total current assets                           70,320            78,806

Property, plant and equipment, net                 37,648            38,894
Cash surrender value of life insurance                988               976
                                                ----------        ----------
    Total assets                                $ 108,956         $ 118,676
                                                ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses:
    Accounts payable                            $   7,893         $   9,764
    Notes payable                                   6,000            12,000
    Wages and commissions                             660             2,214
    Taxes withheld from employees                     845               734
                                                ----------        ----------
                                                   15,398            24,712
  Federal and state income taxes                      733               257
  Current portion of long-term debt                 2,000             2,048
                                                ----------        ----------
    Total current liabilities                      18,131            27,017

Long-term notes payable                            28,807            29,355
Deferred income taxes                               4,049             4,094
Deferred compensation                               2,309             2,269
Shareholders' equity
  Common stock                                      5,031             5,827
  Retained earnings                                51,025            50,297
  Unamortized restricted stock                       (396)             (183)
                                                ----------        ----------
    Total shareholders' equity                     55,660            55,941
                                                ----------        ----------
    Total liabilities and shareholders' equity  $ 108,956         $ 118,676
                                                ==========        ==========
See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                  Three 4-week periods ended
                                     Apr. 14,    Apr. 16,     Incr
                                       1996        1995      (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $ 39,905    $ 38,989   $   916     2.3%

Costs and expenses
  Cost of sales                        32,430      31,599       831     2.6
  Selling & administrative              5,851       5,211       640    12.3
                                    ----------  ----------  --------
Operating income                        1,624       2,179      (555)  (25.5)

Other income and expenses
  Interest expense                        557         530        27     5.1
  Interest income                          (6)         (9)        3    33.3
                                    ----------  ----------  --------
    Total                                 551         521        30     5.8


Income before income taxes              1,073       1,658      (585)  (35.3)

Provision for taxes on income             349         564      (215)  (38.1)
                                    ----------  ----------  --------

Net income                           $    724    $  1,094   $  (370)  (33.8)
                                    ==========  ==========  ========



Weighted average number
of shares outstanding:
  Primary                           2,853,119   2,861,519
  Assuming full dilution            2,853,119   2,861,519


Earnings per share:
  Primary                               $0.25       $0.38
  Assuming full dilution                $0.25       $0.38


Cash dividends per share:               $0.16       $0.15










See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                   Six 4-week periods ended
                                     Apr. 14,    Apr. 16,     Incr
                                       1996        1995      (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $ 76,490    $ 80,259   $(3,769)   (4.7)%

Costs and expenses
  Cost of sales                        61,901      64,631    (2,730)   (4.2)
  Selling & administrative             11,029      10,780       249     2.3
                                    ----------  ----------  --------
Operating income                        3,560       4,848    (1,288)  (26.6)

Other income and expenses
  Interest expense                      1,141       1,123        18     1.6
  Interest income                          (9)        (15)        6    40.0
                                    ----------  ----------  --------
    Total                               1,132       1,108        24     2.2


Income before income taxes              2,428       3,740    (1,312)  (35.1)

Provision for taxes on income             790       1,273      (483)  (37.9)
                                    ----------  ----------  --------

Net income                           $  1,638    $  2,467   $  (829)  (33.6)
                                    ==========  ==========  ========



Weighted average number
of shares outstanding:
  Primary                           2,854,974   2,861,868
  Assuming full dilution            2,854,974   2,865,616


Earnings per share:
  Primary                               $0.57       $0.86
  Assuming full dilution                $0.57       $0.86


Cash dividends per share:               $0.32       $0.30










See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Statements of Cash Flows


                                                    Six 4-week periods ended
                                                     April 14,     April 16,
                                                        1996          1995
                                                   ------------  ------------
OPERATING ACTIVITIES
  Net income                                       $ 1,638,115   $ 2,466,872
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation                       2,223,894     2,326,811
    Provision for deferred income taxes                (45,000)      (45,000)
    Provision for deferred compensation                 40,508        77,610
    Proportionate share in loss of
      investee company                                       0        41,515
    Changes in operating assets and liabilities:
      Decrease in trade receivables                  6,536,332     6,297,182
      (Increase) decrease in inventories             1,061,028    (6,958,773)
      Increase in prepaid expenses                     (24,275)     (131,490)
      Increase (decrease) in accounts payable
        and other accrued expenses                  (3,314,517)    1,503,040
      Increase in federal and state income
        taxes payable                                  475,801       266,064
                                                   ------------  ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES          8,591,886     5,843,831

INVESTING ACTIVITIES
  Purchase of property, plant and equipment           (855,896)   (1,134,692)
  Sale of investments                                    3,600             0
  Increase in cash surrender value                     (11,863)       (9,704)
                                                   ------------  ------------
  NET CASH USED IN INVESTING ACTIVITIES               (864,159)   (1,144,396)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock               440,722       405,632
  Repurchase of common stock                        (1,570,812)     (516,000)
  Payment of dividends                                (909,917)     (856,045)
  Decrease in notes payable                         (6,000,000)   (4,000,000)
  Payments on long-term debt                          (595,238)     (328,278)
                                                   ------------  ------------
  NET CASH USED IN FINANCING ACTIVITIES             (8,635,245)   (5,294,691)
                                                   ------------  ------------

Decrease in cash and cash equivalents                 (907,518)     (595,256)
Cash and cash equivalents at beginning of period     1,721,546     1,088,322
                                                   ------------  ------------
Cash and cash equivalents at end of period         $   814,028   $   493,066
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

In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of April 14, 1996 and October 29, 1995, and the results of operations and cash flows for the three and six 4-week periods ended April 14, 1996 and April 16, 1995.

The results of operations for the three and six 4-week periods ended April 14, 1996 and April 16, 1995 are not necessarily indicative of the results to be expected for the full year.

Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income


Comparison of Second Quarter 1996 to Second Quarter 1995 and Two Quarters of
1996 to Two Quarters of 1995   (See pages 3 and 4 for dollar and percent
changes.)
- ----------------------------------------------------------------------------

The increase in sales for the 1996 second quarter was due primarily to an increase in demand for the Corporation's furniture in the final month of the quarter. The decrease in sales for the first half was due to lower demand in the first quarter, primarily because of the weakness in retail furniture sales.

Because of the lower demand for the Corporation's furniture for most of the second quarter, factory production was reduced in order to control inven-tories. The lower production schedules reduced manufacturing efficiencies which resulted in lower profits in the quarter and the first half.

At the April Furniture Market in High Point, retailers were optimistic about the outlook for the second half of 1996. In line with the industry, the Corporation had a positive market. If this optimism continues, it sets the stage for a better second half for the Corporation.



Capital Resources and Liquidity
- --------------------------------

Working capital provided by operations was $3,736,000 for the two quarters ended April 14, 1996 compared to $4,791,000 for the two quarters ended April 16, 1995. Net working capital increased by $400,000 during the first two quarters of 1996 compared with an increase of $2,434,000 in the first two quarters of 1995.

During the second quarter of 1996, the Corporation's average amount of outstanding indebtedness for borrowed money was $38,776,147. The weighted average rate of interest on such indebtedness was approximately 5.9% per annum.

Pulaski Furniture Corporation
Part I  -  Exhibit 3
Computation of Earnings Per Share

                                                  Three 4-week periods ended
                                                     April 14,     April 16,
                                                        1996          1995
                                                  ------------  ------------
PRIMARY:

Average shares outstanding                          2,837,281     2,837,882

Dilutive stock options - based
  on treasury stock method
  using average market price                            4,645        15,078

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                           11,193         8,559
                                                  ------------  ------------
    TOTAL                                           2,853,119     2,861,519
                                                  ------------  ------------


Net Income                                        $   724,120   $ 1,093,849
                                                  ============  ============

Net Income per Share:                                  $ 0.25        $ 0.38
                                                       =======       =======


FULLY DILUTED:

Average shares outstanding                          2,837,281     2,837,882

Dilutive stock options - based on
  treasury stock method using the
  greater of year-end market value
  or average market value                               4,645        15,078

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                           11,193         8,559
                                                  ------------  ------------
    TOTAL                                           2,853,119     2,861,519
                                                  ------------  ------------


Net Income per Share:                                  $ 0.25        $ 0.38
                                                       =======       =======

Pulaski Furniture Corporation
Part I  -  Exhibit 3 (continued)
Computation of Earnings Per Share

                                                   Six 4-week periods ended
                                                    April 14,     April 16,
                                                       1996          1995
                                                  ------------  ------------
PRIMARY:

Average shares outstanding                          2,841,857     2,846,270

Dilutive stock options - based
  on treasury stock method
  using average market price                            5,786         9,681

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                            7,331         5,917
                                                  ------------  ------------
    TOTAL                                           2,854,974     2,861,868
                                                  ------------  ------------


Net Income                                        $ 1,638,115   $ 2,466,872
                                                  ============  ============

Net Income per Share:                                  $ 0.57        $ 0.86
                                                       =======       =======


FULLY DILUTED:

Average shares outstanding                          2,841,857     2,846,270

Dilutive stock options - based on
  treasury stock method using the
  greater of year-end market value
  or average market value                               5,786        13,429

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                            7,331         5,917
                                                  ------------  ------------
    TOTAL                                           2,854,974     2,865,616
                                                  ------------  ------------


Net Income per Share:                                  $ 0.57        $ 0.86
                                                       =======       =======

Pulaski Furniture Corporation
Part II  -  Other Information



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PULASKI FURNITURE CORPORATION



Date:  May 23, 1996                   /s/ John G. Wampler
                                     ---------------------------------------
                                     John G. Wampler
                                     (President and Chief Operating Officer)



                                      /s/ Jason A. Gibbs
                                     ---------------------------------------
                                     Jason A. Gibbs, Chief Financial Officer
                                     (Principal Accounting Officer)