Form 10-Q
period 1996-07-07
PULASKI FURNITURE CORP
filed 1996-08-15
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                      ---------
                                      FORM 10-Q
                                      ---------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

        For the quarterly period ended July 7, 1996

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

                                  One Pulaski Square
                          P.O. Box 1371, Pulaski, Virginia
                      (Address of principal executive offices)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
2,783,579 shares of common stock outstanding as of August 15, 1996

Pulaski Furniture Corporation
Index



PART I:  Financial Statements

     Consolidated Condensed Balance Sheets as of
     July 7, 1996 and October 29, 1995 . . . . . . . . . . . . . . . . 2

     Consolidated Condensed Statements of Income
     Three 4-week periods ended July 7, 1996
     and July 9, 1995  . . . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Condensed Statements of Income
     Nine 4-week periods ended July 7, 1996
     and July 9, 1995  . . . . . . . . . . . . . . . . . . . . . . . . 4

     Consolidated Statements of Cash Flows
     Nine 4-week periods ended July 7, 1996
     and July 9, 1995  . . . . . . . . . . . . . . . . . . . . . . . . 5

     Notes to Consolidated Condensed Financial Statements  . . . . . . 6

     Management's Discussion and Analysis of the
     Consolidated Condensed Statements of Income . . . . . . . . . . . 7

     Exhibit 3 - Computation of Earnings per Share . . . . . . . . . . 8


PART II:  Other Information and Signatures . . . . . . . . . . . . .  10

Pulaski Furniture Corporation
Consolidated Condensed Balance Sheets
(in thousands)
                                                  July 7,        October 29,
                                                   1996              1995
ASSETS                                          ----------        ----------
Current assets:
  Cash and cash equivalents                     $   1,997         $   1,722
  Short-term investments                               11                15
  Accounts receivable, net                         25,443            35,674
                                                ----------        ----------
                                                   27,451            37,411
  Inventories:
    Raw materials                                  14,970            16,984
    Work-in-process                                 5,717             6,048
    Finished goods                                 36,736            32,229
                                                ----------        ----------
                                                   57,423            55,261
    Less LIFO reserve                             (15,101)          (14,852)
                                                ----------        ----------
                                                   42,322            40,409
  Prepaid expenses                                     80               407
  Deferred income tax                                 579               579
                                                ----------       -----------
    Total current assets                           70,432            78,806

Property, plant and equipment, net                 37,721            38,894
Cash surrender value of life insurance                988               976
                                                ----------        ----------
    Total assets                                $ 109,141         $ 118,676
                                                ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses:
    Accounts payable                            $   7,465         $   9,764
    Notes payable                                   8,000            12,000
    Wages and commissions                           1,256             2,214
    Taxes withheld from employees                     665               734
                                                ----------        ----------
                                                   17,386            24,712
  Federal and state income taxes                      214               257
  Current portion of long-term debt                 2,000             2,048
                                                ----------        ----------
    Total current liabilities                      19,600            27,017

Long-term notes payable                            27,867            29,355
Deferred income taxes                               4,027             4,094
Deferred compensation                               2,309             2,269
Shareholders' equity
  Common stock                                      5,031             5,827
  Retained earnings                                50,639            50,297
  Unamortized restricted stock                       (332)             (183)
                                                ----------        ----------
    Total shareholders' equity                     55,338            55,941
                                                ----------        ----------
    Total liabilities and shareholders' equity  $ 109,141         $ 118,676
                                                ==========        ==========

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                  Three 4-week periods ended
                                      July 7,     July 9,     Incr
                                       1996        1995      (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $ 30,173    $ 30,236   $   (63)   (0.2)%

Costs and expenses
  Cost of sales                        24,844      25,703      (859)   (3.3)
  Selling & administrative              4,812       4,754        58     1.2
                                    ----------  ----------  --------
Operating income (loss)                   517        (221)      738  (333.9)

Other income and expenses
  Interest expense                        428         695      (267)  (38.4)
  Interest income                           1          (4)        5   125.0
                                    ----------  ----------  --------
    Total                                 429         691      (262)  (37.9)


Income (loss) before income taxes          88        (912)    1,000  (109.6)

Provision for taxes on income              29        (310)      339  (109.4)
                                    ----------  ----------  --------

Net income (loss)                    $     59    $   (602)  $   661  (109.8)
                                    ==========  ==========  ========



Weighted average number
of shares outstanding:
  Primary                           2,807,348   2,862,050
  Assuming full dilution            2,807,348   2,862,050


Earnings (loss) per share:
  Primary                              $ 0.02      $(0.21)
  Assuming full dilution               $ 0.02      $(0.21)


Cash dividends per share:               $0.16       $0.15











See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                   Nine 4-week periods ended
                                      July 7,     July 9,     Incr
                                       1996        1995      (Decr)      %
                                     ---------   ---------  --------   ----
Net sales                            $106,663    $110,495   $(3,832)   (3.5)%

Costs and expenses
  Cost of sales                        86,745      90,334    (3,589)   (4.0)
  Selling & administrative             15,841      15,534       307     2.0
                                    ----------  ----------  --------
Operating income                        4,077       4,627      (550)  (11.9)

Other income and expenses
  Interest expense                      1,569       1,818      (249)  (13.7)
  Interest income                          (8)        (19)       11    57.9
                                    ----------  ----------  --------
    Total                               1,561       1,799      (238)  (13.2)


Income before income taxes              2,516       2,828      (312)  (11.0)

Provision for taxes on income             819         963      (144)  (15.0)
                                    ----------  ----------  --------

Net income                           $  1,697    $  1,865   $  (168)   (9.0)
                                    ==========  ==========  ========



Weighted average number
of shares outstanding:
  Primary                           2,838,884   2,861,932
  Assuming full dilution            2,838,884   2,861,932


Earnings per share:
  Primary                               $0.59       $0.65
  Assuming full dilution                $0.59       $0.65


Cash dividends per share:               $0.48       $0.45












See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Statements of Cash Flows


                                                    Nine 4-week periods ended
                                                       July 7,       July 9,
                                                        1996          1995
                                                   ------------  ------------
OPERATING ACTIVITIES
  Net income                                       $ 1,697,494   $ 1,865,043
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Provision for depreciation and amortization      3,352,298     3,553,355
    Provision for deferred income taxes                (67,500)      (67,500)
    Provision for deferred compensation                 40,508       109,435
    Proportionate share in loss of
      investee company                                                58,902
    Changes in operating assets and liabilities:
      Decrease in trade receivables                 10,230,780     9,130,714
      Increase in inventories                       (1,912,905)  (12,875,765)
      Decrease in prepaid expenses                     327,320       368,832
      Decrease in accounts payable and
        other accrued expenses                      (3,326,271)   (2,859,854)
      Decrease in federal and state
        income taxes payable                           (43,070)     (975,021)
                                                   ------------  ------------
  NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                    10,298,654    (1,691,859)

INVESTING ACTIVITIES
  Purchase of property, plant and equipment         (1,993,583)   (1,984,567)
  Sale of investments                                    3,600        50,000
  Increase in cash surrender value                     (11,863)       (9,704)
                                                   ------------  ------------
  NET CASH USED IN INVESTING ACTIVITIES             (2,001,846)   (1,944,271)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock               440,722       405,632
  Repurchase of common stock                        (1,570,812)     (516,000)
  Payment of dividends                              (1,355,290)   (1,281,727)
  Increase (decrease) in notes payable              (4,000,000)    5,000,000
  Payments on long-term debt                        (1,535,714)     (573,824)
                                                   ------------  ------------
  NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                    (8,021,094)    3,034,081
                                                   ------------  ------------

Decrease in cash and cash equivalents                  275,714      (602,049)
Cash and cash equivalents at beginning of period     1,721,546     1,088,322
                                                   ------------  ------------
Cash and cash equivalents at end of period         $ 1,997,260   $   486,273
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

In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of July 7, 1996 and October 29, 1995, and the results of operations and cash flows for the three and nine 4-week periods ended July 7, 1996 and July 9, 1995.

The results of operations for the three and nine 4-week periods ended July 7, 1996 and July 9, 1995 are not necessarily indicative of the results to be expected for the full year.

Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income


Comparison of Third Quarter 1996 to Third Quarter 1995 and Three Quarters of
1996 to Three Quarters of 1995   (See pages 3 and 4 for dollar and percent
changes.)
- ----------------------------------------------------------------------------

The decrease in sales for the three quarters of 1996 as compared to the three quarters of 1995 is due largely to the lower demand for the Corpor-ation's furniture, and to lower average selling prices.

The decrease in cost of sales, as a percentage of sales, for the third quarter and three quarters of 1996 was due primarily to lower manufacturing costs resulting from higher utilization of materials and labor.

The increase in selling and administrative expenses in the three quarters of 1996 was due primarily to increases in advertising and promotional expenses, employee compensation and benefits. Interest expense decreased in the third quarter and for the three quarters of 1996 due to lower levels of outstanding debt.

Earnings decreased in the three quarters of 1996 as compared to the three quarters of 1995 due primarily to lower sales volume and higher selling and administrative expenses. Earnings increased in the third quarter of 1996 as compared with the third quarter of 1995 on approximately equal sales due mostly to stabilized costs in the Corporation's new factory and to lower interest expense.



Capital Resources and Liquidity
- --------------------------------

Working capital provided by operations was $5,023,000 for the three quarters ended July 7, 1996 compared to $5,519,000 for the three quarters ended July 9, 1995. Net working capital decreased by $957,000 during the first three quarters of 1996 compared with an increase of $1,564,000 in the first three quarters of 1995.

During the third quarter of 1996, the Corporation's average amount of outstanding indebtedness for borrowed money was $37,854,284. The weighted average rate of interest on such indebtedness was approximately 5.0% per annum.

Pulaski Furniture Corporation
Part I  -  Exhibit 3
Computation of Earnings Per Share

                                                  Three 4-week periods ended
                                                       July 7,       July 9,
                                                        1996          1995
                                                  ------------  ------------
PRIMARY:

Average shares outstanding                          2,783,579     2,837,882

Dilutive stock options - based
  on treasury stock method
  using average market price                            4,495         8,593

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                           19,274        15,575
                                                  ------------  ------------
    TOTAL                                           2,807,348     2,862,050
                                                  ------------  ------------


Net income (loss)                                 $    59,379   $  (601,829)
                                                  ============  ============

Net income (loss) per share:                           $ 0.02        $(0.21)
                                                       =======       =======


FULLY DILUTED:

Average shares outstanding                          2,783,579     2,837,882

Dilutive stock options - based on
  treasury stock method using the
  greater of year-end market value
  or average market value                               4,495         8,593

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                           19,274        15,575
                                                  ------------  ------------
    TOTAL                                           2,807,348     2,862 050
                                                  ------------  ------------


Net income (loss) per share:                           $ 0.02        $(0.21)
                                                       =======       =======

Pulaski Furniture Corporation
Part I  -  Exhibit 3 (continued)
Computation of Earnings Per Share

                                                   Nine 4-week periods ended
                                                      July 7,       July 9,
                                                       1996          1995
                                                  ------------  ------------
PRIMARY:

Average shares outstanding                          2,822,431     2,843,474

Dilutive stock options - based
  on treasury stock method
  using average market price                            5,141         9,322

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                           11,312         9,136
                                                  ------------  ------------
    TOTAL                                           2,838,884     2,861,932
                                                  ------------  ------------


Net income                                        $ 1,697,494   $ 1,865,043
                                                  ============  ============

Net income per share:                                  $ 0.59        $ 0.65
                                                       =======       =======


FULLY DILUTED:

Average shares outstanding                          2,822,431     2,843,474

Dilutive stock options - based on
  treasury stock method using the
  greater of year-end market value
  or average market value                               5,141         9,322

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                           11,312         9,136
                                                  ------------  ------------
    TOTAL                                           2,838,884     2,861,932
                                                  ------------  ------------


Net income per share:                                  $ 0.59        $ 0.65
                                                       =======       =======

Pulaski Furniture Corporation
Part II  -  Other Information



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PULASKI FURNITURE CORPORATION



Date:  August 15, 1996                /s/ John G. Wampler
                                     ---------------------------------------
                                     John G. Wampler
                                     (President and Chief Operating Officer)



                                      /s/ Jason A. Gibbs
                                     ---------------------------------------
                                     Jason A. Gibbs, Chief Financial Officer
                                     (Principal Accounting Officer)