Form 10-K405
period 1996-11-03
PULASKI FURNITURE CORP
filed 1997-01-27
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 3, 1996
                              OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code: (540) 980-7330

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 20, 1996: $34,912,656.**

Number of shares of Common Stock outstanding as of December 20, 1996: 2,837,552.

---------------

* On December 3, 1987 the Board of Directors of the registrant approved a Rights Agreement pursuant to which a special dividend consisting of the Preferred Stock Purchase Rights was distributed to the holders of record of the registrant as of December 15, 1987.

** In determining this figure, the registrant has assumed that all of its officers, directors and persons known to the registrant to be the beneficial owners of more than five percent of the registrant's Common Stock are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose. The aggregate market value has been computed based on the last sale price for December 20, 1996, as reported by The Wall Street Journal.


                       DOCUMENTS INCORPORATED BY REFERENCE


1. Portions of Pulaski Furniture Corporation's 1996 Annual Report to Security Holders are incorporated by reference into Parts II and IV of this Form 10-K.

2. Portions of Pulaski Furniture Corporation's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders (filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934) are incorporated by reference into Part III of this Form 10-K.

                                     PART I


Item 1.   Business

General

         Since its organization in 1955, Pulaski Furniture Corporation (the "Company") has engaged exclusively in the production and sale of furniture products. The Company presently manufactures medium- priced wooden bedroom, dining room and occasional furniture (in plants located in Pulaski, Dublin and Martinsville, Virginia), grandfather, mantel and wall clocks (in its plant in Ridgeway, Virginia), and higher-priced solid mahogany bedroom, dining room and occasional furniture (in the Company's plant in Mebane, North Carolina). The Company's furniture is predominately in the traditional style. Furniture and clock styles are periodically updated, revised or discontinued by the Company in anticipation of the April and October markets in High Point, North Carolina. Also, the Company imports some specialized furniture items and furniture parts. The Company currently anticipates that its demand for these imports will increase in the future as some of the Company's product lines utilizing these imports mature.

         Over the course of the past several years the Company has increased substantially its production capacity, which has permitted increased sales when market conditions are favorable. This has resulted in a significant increase in the overall size of the Company. In 1973, the Company began operating its plant in Dublin and completed a renovation of the Pulaski plant. In 1975, the Company completed an expansion and renovation of the Martinsville plant. The Company acquired substantially all of the assets of Coleman Furniture Corporation in 1983. In 1985, the Company completed the renovation of a portion of the former Coleman plant and the construction of a new facility connecting the former Coleman plant to the existing Pulaski facility. Also, in 1985, the Company acquired Gravely Furniture Company, Incorporated (currently, Ridgeway Clock Company) of Ridgeway, Virginia. Ridgeway Clock Company manufactures grandfather, mantel and wall clocks. In 1988, the Company completed construction of a new finishing plant located at its Pulaski facilities. Also in 1988, the Company acquired Craftique, Inc. with manufacturing facilities located in Mebane and Durham, North Carolina. In 1994, the Company completed an expansion of its Pulaski operations by construction of a new manufacturing facility. The new facility houses highly- automated production lines, which provides the Company with access to lower price points in the market. See Item 2 - Properties.

Materials

         Lumber constitutes the principal material used by the Company in the manufacturing of its furniture products. The Company also uses lumber in its manufacturing of clock cases. The Company purchases lumber from sawmill operators and lumber dealers. Clock components are purchased from various domestic and foreign sources. Other materials essential to the Company's manufacturing include veneers, finishing materials, chipcore, sandpaper, lumber squares, fabric, glue, mirrors, hardware, glass, carvings, packing materials, wooden frames for use in its upholstery business and other product supplies. The Company believes that all required materials can be obtained from suppliers as needed.

Marketing and Promotion

         Through a sales force of about 100 persons, including 55 regular commission salesmen, the Company serves approximately 11,000 retail customers located in all fifty states of the United States, the District of Columbia, Puerto Rico, Canada, Mexico, Australia, New Zealand, the European Common Market and parts of the Far East. The substantial majority of the Company's sales are within the United States and its territories, however, the Company has experienced growth in its international sales over the course of the last few years. During the Company's fiscal years ended in 1996, 1995 and 1994, export sales by the Company aggregated approximately $10,700,000, $10,046,000 and $8,770,000, respectively.

         The sales force for the Company's products, other than its Craftique products, is organized into two geographical regions. A regional sales manager is responsible for the Company's sales in each region, and the regional managers report to the Vice President-Sales. The Company's Craftique products are sold through a sales force responsible to a national sales manager for the division. The national sales manager for the Craftique division reports to the Company's Vice President-Sales. In addition, most of the Company's foreign export sales are made through foreign representatives and distributors, who report to the Company's regional export sales manager.

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

         For the display of its products, the Company maintains permanent showrooms at the International Home Furnishings Market in High Point, North Carolina, the Tupelo Furniture Market in Tupelo, Mississippi and the San Francisco Mart in San Francisco, California. The annual rentals for these display facilities total approximately $368,786.

         As of November 3, 1996, the Company's unfilled customers' orders for furniture and clocks totalled approximately $23.3 million (compared with approximately $26 million as of October 29, 1995). The decrease in the backlog of unfilled orders since October 29, 1995 is primarily attributable to system improvements allowing for prompter shipments. The backlog of unfilled orders is valued at prices prevailing at the time the orders were taken. The Company expects to fill all of the unfilled customer orders for the 1996 fiscal year during the 1997 fiscal year.

         Demand for the Company's furniture products generally is highest in the period from September through January and lowest in June and August. Demand for the Company's clock products is generally highest in the period from August through December.

Competition

         The business in which the Company is engaged is highly competitive with several manufacturers competing for product acceptability in the retail market. Competition within the markets for medium and higher-priced wooden bedroom, dining room and occasional furniture and for clocks occurs principally in the areas of style, quality and price. The Company has recently been successful introducing new lines that were favorably received by the market. Although it is difficult to compare manufacturers by size, the Company estimates that, based on its 1996 net sales, the Company ranks among the 25 largest furniture manufacturers in the United States.

Employees

         The Company employs approximately 2,200 persons on a full-time basis, approximately 10% of whom are salaried and none of whom is represented by a labor union. The Company considers its employee relations to be good.

Item 2.  Properties

General

         The Company owns all of its manufacturing and warehouse facilities, except warehouse space in Pulaski and Martinsville, Virginia and in Mebane, North Carolina (each of which is rented on a monthly basis). The Company's operating plants are well- maintained and include many items of equipment and machinery of recent design. The Company believes that its present operating plant capacity is sufficient to meet current and projected future demand for its products.

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

         The Dublin plant also produces veneer in a 36,000 square foot brick and cinder block building constructed in 1964. During 1996 construction of a 4,400 square foot addition was completed, increasing the total square footage of the Dublin plant to 40,400 square feet.

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

Craftique, Inc. Plant

         The Company's Craftique plant, located in Mebane, North Carolina, manufactures solid mahogany bedroom, dining room and occasional furniture. The Craftique plant contains approximately 42,000 square feet of production and office space located on approximately thirty-one acres.


Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item *.  Executive Officers of the Registrant

         The Company's executive officers are as follows:

                               Year
                               First
         Name           Age   Elected        Office
         ----           ---   -------        ------

Bernard C. Wampler       65     1967    Chairman of the Board and
                                          Chief Executive Officer

John G. Wampler          38     1988    President and Chief
                                          Operating Officer

Ira S. Crawford          59     1978    Vice President -
                                          Administration, Secretary

Jason A. Gibbs           63     1969    Vice President - Chief
                                          Financial Officer,
                                          Treasurer and Assistant
                                          Secretary

James H. Kelly           54     1971    Vice President - Product
                                          Development

Albert J. Kincel         48     1996    Vice President - Chief
                                          Information Officer

Randolph V. Chrisley     48     1983    Vice President - Sales

James W. Stout           51     1996    Vice President -
                                          Manufacturing

         John G. Wampler is the son of Bernard C. Wampler and the grandson of John W. Stanley, director of the Company. Each of the executive officers, other than Mr. Stout and Mr. Kincel, has been an officer of the Company for the last five years. From January 1995 to January 1996, when he joined the Company, Mr. Kincel was employed with Electronic Data Systems, Inc. (EDS) as a Manufacturing Specialist and was responsible for the design and implementation of technical solutions for major manufacturing accounts. During his entire tenure at EDS, Mr. Kincel acted as the account manager responsible for all information systems of the Company. Prior to joining EDS, Mr. Kincel was the founder and President of A.J. and A.J. Co., a computer/business consulting firm. Mr. Stout has been with the Corporation since 1972, starting as a trainee. In 1975, he was promoted to the position of Plant Manager of our Pulaski Plant and held that position until being named Vice President of Manufacturing in 1996. The Company's executive officers are elected by and serve at the pleasure of the Company's Board of Directors.


                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         The information contained on page 2 of the Company's 1996 Annual Report to Security Holders is incorporated herein by reference.

Item 6.  Selected Financial Data

         The information contained on page 3 of the Company's 1996 Annual Report to Security Holders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information contained on pages 4 and 5 of the Company's 1996 Annual Report to Security Holders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The financial statements contained on pages 6 through 15 of the Company's 1996 Annual Report to Security Holders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The Company's 1997 Proxy Statement contains information on pages 1 through 4 concerning directors, persons nominated to become directors, and executive officers of the Company. Such information is incorporated herein by reference.

Item 11.  Executive Compensation

         The Company's 1997 Proxy Statement contains information on pages 4 through 8 concerning executive compensation. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The Company's 1997 Proxy Statement contains information on pages 3 and 4 concerning security ownership of certain beneficial owners and management and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         The Company's 1997 Proxy Statement contains information on page 8 concerning certain relationships and related transactions and is incorporated herein by reference.


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) The following financial statements of the registrant, included in the 1996 Annual Report to Security Holders, are incorporated herein by reference in Item 8:

                  Consolidated balance sheets -- November 3, 1996 and October 29, 1995

                  Consolidated statements of income and retained earnings - - Years ended November 3, 1996, October 29, 1995 and October 30, 1994

                  Consolidated statements of cash flows -- Years ended

                  November 3, 1996, October 29, 1995 and October 30, 1994

                  Notes to consolidated financial statements

         (a)(2) The following financial statement schedules of Pulaski Furniture Corporation are included in Item 14(d):

                  Schedule II -- Valuation and Qualifying Accounts


----------------------------------------------------------------------------------------------------------------------------------
COL. A                                     COL. B                         COL. C                      COL. D          COL. E
----------------------------------------------------------------------------------------------------------------------------------
                                                                         ADDITIONS
----------------------------------------------------------------------------------------------------------------------------------
                                      Balance at Beginning        (1)                (2)                            Balance at End
Description                                of Period         Charged to Costs  Charged to Other      Deductions -     of Period
                                                                and Expenses   Accounts - Describe   Describe
----------------------------------------------------------------------------------------------------------------------------------
Year ended November 3, 1996:
   Deducted from asset accounts
      Allowance for doubtful accounts      $1,000,000            $125,217                             $225,217 (1)       $900,000
                                      ====================   ================                        =============  ==============

Year ended October 29, 1995:
   Deducted from asset accounts
      Allowance for doubtful accounts      $1,000,000            $704,112                             $704,112 (1)     $1,000,000
                                      ====================   ================                        =============  ==============


Year ended October 30, 1994:
   Deducted from asset accounts
      Allowance for doubtful accounts        $900,000            $303,845                             $203,845 (1)     $1,000,000
                                      ====================   ================                        =============  ==============


(1)  Uncollectible accounts written off, net of recoveries


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

                  4.13 Term Loan Note in principal amount of $4,000,000 between Pulaski Furniture Corporation and Sovran Bank, N.A., dated October 23, 1985 (4)

                  4.14 Rights Agreement between Pulaski Furniture Corporation and Sovran Bank, N.A., dated as of December 3, 1987 (6)

                  4.15 Note Issuance Agreement and Revolving Credit Agreement between Pulaski Furniture Corporation and Sovran Bank, N.A. in principal amount of $10,000,000, dated December 1, 1988 (7)

                  4.16 Form of Variable Rate Taxable Promissory Note in principal amount of $10,000,000 between Pulaski Furniture Corporation and Sovran Bank, N.A., dated December 9, 1988 (7)

                  4.17 Form of Revolving Credit Facility Note in principal amount of $10,000,000 between Pulaski Furniture Corporation and Sovran Bank, N.A., dated December 9, 1988 (7)

                  4.18 Form of Credit Agreement in principal amount of $10,000,000 between Pulaski Furniture Corporation and Wachovia Bank of North Carolina, N.A., dated as of December 10, 1993 (9)

                  4.19 Form of Promissory Note in principal amount of $10,000,000 made by the Company to Wachovia Bank of North Carolina, N.A., dated December 10, 1993 (9)

                  4.20 Amendment to Term Loan Agreement between the Company and Wachovia Bank of North Carolina, N.A., dated July 25, 1994 (10)

                  4.21 Amendment to Promissory Note made by the Company to Wachovia Bank of North Carolina, N.A., dated July 25, 1994 (10)

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

                  10.2     The Company's Stock Option Plan (8)

                  10.3     The Company's Executive Life Insurance Plan (5)

                  10.4 The Company's Production and Administrative Incentive Plans (5)

                  10.5 Conversion Agreement between Pulaski Furniture Corporation and Sovran Bank, N.A., dated as of March 3, 1986 (5)

                  11       Computation of Earnings Per Share

                  13 Pulaski Furniture Corporation's 1996 Annual Report to Security Holders (3)

                  20 Pulaski Furniture Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held February 14, 1997

                  21       Subsidiaries of Registrant

                  23       Consent of Ernst & Young LLP

                  27       Financial Data Schedule (11)

Footnotes:
         (1) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1984

         (2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1977

         (3) With the exception of the information incorporated herein by reference to the Company's Annual Report for the fiscal year ended November 3, 1996, the Annual Report shall not be deemed "filed" as part of this report on Form 10-K

         (4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1985

         (5) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 1986

         (6) Incorporated herein by reference to the Company's Form 8- A, dated December 17, 1987, For Registration of Certain Classes of Securities Pursuant to section 12(b) or (g) of the Securities Exchange Act of 1934

         (7) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1988

         (8) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1989

         (9) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993

         (10) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995

         (11) The Electronic Data Schedule is submitted with the electronic filing of the Company's Annual Report on Form 10-K but shall not be deemed to be "filed" as part of this report

         (b)      Reports on Form 8-K

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


                                                 PULASKI FURNITURE CORPORATION
                                                        (Registrant)


Date:  January 13, 1997                          By /s/ John G. Wampler
                                                    -------------------
                                                        John G. Wampler,
                                                        President and Chief
                                                        Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  January 13, 1997         By /s/ Bernard C. Wampler
                                   -------------------------------
                                       Bernard C. Wampler,
                                   Director, Chairman of the Board
                                     and Chief Executive Officer

Date:  January 13, 1997         By /s/ John W. Stanley
                                   -------------------------------
                                       John W. Stanley,
                                           Director

Date:  January 13, 1997         By /s/ Harry J.G. vanBeek
                                   -------------------------------
                                       Harry J.G. vanBeek,
                                           Director

Date:  January 13, 1997         By /s/ John D. Munford
                                   -------------------------------
                                       John D. Munford,
                                           Director

Date:  January 13, 1997         By /s/ John G. Wampler
                                   -------------------------------
                                       John G. Wampler,
                                           Director

Date:  January 13, 1997         By /s/ Harry H. Warner
                                   -------------------------------
                                       Harry H. Warner,
                                           Director

Date:  January 13, 1997         By /s/ Hugh V. White, Jr.
                                   -------------------------------
                                       Hugh V. White, Jr.,
                                           Director

Date:  January 13, 1997         By /s/ Jason A. Gibbs
                                   -------------------------------
                                       Jason A. Gibbs,
                                   Treasurer, Controller, and
                                  Assistant Secretary (Principal
                                        Financial Officer)

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

10.2     The Company's Stock Option Plan

10.3     The Company's Executive Life Insurance Plan

10.4     The Company's Production and Administrative Bonus Plans

10.5 Conversion Agreement between Pulaski Furniture Corporation and Sovran Bank, N.A., dated as of March 3, 1986

11       Computation of Earnings Per Share*........................

13       Pulaski Furniture Corporation's 1996 Annual Report to
         Security Holders..........................................

20       Pulaski Furniture Corporation's Proxy Statement for the
         Annual Meeting of Stockholders to be held February 14, 1997

21       Subsidiaries of Registrant*...............................

23       Consent of Ernst & Young LLP*.............................

27       Financial Data Schedule...................................

--------
*Filed with this Report on Form 10-K; all other exhibits are herein incorporated by reference