Form 10-Q
period 1997-01-26
PULASKI FURNITURE CORP
filed 1997-02-27
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                      ---------
                                      FORM 10-Q
                                      ---------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

        For the quarterly period ended January 26, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
2,795,552 shares of common stock outstanding as of February 28, 1997




Pulaski Furniture Corporation
Index



PART I:  Financial Statements

     Consolidated Condensed Balance Sheets as of
     January 26, 1997 and November 3, 1996 . . . . . . . . . . . . . . 2

     Consolidated Condensed Statements of Income
     Three 4-week periods ended January 26, 1997
     and January 21, 1996  . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Statements of Cash Flows
     Three 4-week periods ended January 26, 1997
     and January 21, 1996  . . . . . . . . . . . . . . . . . . . . . . 4

     Notes to Consolidated Condensed Financial Statements  . . . . . . 5

     Management's Discussion and Analysis of the
     Consolidated Condensed Statements of Income . . . . . . . . . . . 6

     Exhibit 3 - Computation of Earnings per Share . . . . . . . . . . 7


PART II:  Other Information and Signatures . . . . . . . . . . . . . . 8

































Pulaski Furniture Corporation
Consolidated Condensed Balance Sheets
(in thousands)
                                                January 26,       November 3,
                                                   1997              1996
ASSETS                                          ----------        ----------
Current assets:
  Cash and cash equivalents                     $     276         $   2,397
  Short-term investments                               11                11
  Accounts receivable, net                         27,827            39,473
                                                ----------        ----------
                                                   28,114            41,881
  Inventories:
    Raw materials                                  15,771            16,323
    Work-in-process                                 7,234             6,635
    Finished goods                                 36,771            33,874
                                                ----------        ----------
                                                   59,776            56,832
    Less LIFO reserve                             (16,442)          (15,054)
                                                ----------        ----------
                                                   43,334            41,778
  Prepaid expenses                                    877               655
  Deferred income tax                                 600               600
                                                ----------       -----------
    Total current assets                           72,925            84,914

Property, plant and equipment, net                 38,065            38,340
Cash surrender value of life insurance              1,089             1,082
                                                ----------        ----------
    Total assets                                $ 112,079         $ 124,336
                                                ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses:
    Accounts payable                            $   8,253         $   9,380
    Notes payable                                  10,000            16,000
    Wages and commissions                             949             2,731
    Taxes withheld from employees                     935               683
                                                ----------        ----------
                                                   20,137            28,794
  Federal and state income taxes                      930             1,349
  Current portion of long-term debt                 2,000             2,000
                                                ----------        ----------
    Total current liabilities                      23,067            32,143

Long-term notes payable                            24,343            27,851
Deferred income taxes                               4,122             4,145
Deferred compensation                               2,512             2,519
Shareholders' equity
  Common stock                                      5,493             5,031
  Retained earnings                                52,986            52,804
  Unamortized restricted stock                       (444)             (157)
                                                ----------        ----------
    Total shareholders' equity                     58,035            57,678
                                                ----------        ----------
    Total liabilities and shareholders' equity  $ 112,079         $ 124,336
                                                ==========        ==========

See accompanying notes to financial statements.
Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                  Three 4-week periods ended
                                     Jan. 26,    Jan. 21,     Incr
                                       1997        1996      (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $ 35,422    $ 36,585   $(1,163)   (3.2)%

Costs and expenses
  Cost of sales                        28,487      29,471      (984)   (3.3)
  Selling & administrative              5,315       5,309         6     0.1
                                    ----------  ----------  --------
Operating income                        1,620       1,805      (185)  (10.2)

Other income and expenses
  Interest expense                        585         584         1     0.2
  Interest income                          (4)         (3)       (1)  (33.3)
  Gain on sale of investments                        (131)      131   100.0
                                    ----------  ----------  --------
    Total                                 581         450       131    29.1

Income before income taxes              1,039       1,355      (316)  (23.3)

Provision for taxes on income             375         441       (66)  (15.0)
                                    ----------  ----------  --------

Net income                           $    664    $    914   $  (250)  (27.4)
                                    ==========  ==========  ========

Weighted average number
of shares outstanding:
  Primary                           2,828,349   2,856,087
  Assuming full dilution            2,831,618   2,856,590


Earnings per share:
  Primary                               $0.23       $0.32
  Assuming full dilution                $0.23       $0.32


Cash dividends per share:               $0.17       $0.16















See accompanying notes to financial statements.
Pulaski Furniture Corporation
Consolidated Statements of Cash Flows


                                                   Three 4-week periods ended
                                                    January 26,   January 21,
                                                       1997          1996
                                                   ------------  ------------
OPERATING ACTIVITIES
  Net income                                       $   663,841   $   913,995
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation/amortization          1,229,252     1,113,331
    Provision for deferred income taxes                (22,500)      (22,500)
    Provision for deferred compensation                 (6,692)       (5,188)
    Changes in operating assets and liabilities:
      Decrease in trade receivables                 11,646,045     7,106,528
      Increase in inventories                       (1,556,105)     (454,888)
      Increase in prepaid expenses                    (221,808)      (38,479)
      Decrease in accounts payable and
        accrued expenses                            (2,656,558)   (5,401,882)
      Increase (decrease) in federal and state
        income taxes payable                          (419,044)      462,174
                                                   ------------  ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES          8,656,431     3,673,091

INVESTING ACTIVITIES
  Purchase of property, plant and equipment           (848,351)     (156,005)
  Sale of investments                                                  3,600
  Increase in cash surrender value                      (7,095)       (5,934)
                                                   ------------  ------------
  NET CASH USED IN INVESTING ACTIVITIES               (855,446)     (158,339)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock               469,210       423,471
  Repurchase of common stock                          (400,000)     (229,250)
  Payment of dividends                                (482,383)     (457,613)
  Decrease in notes payable                         (6,000,000)   (4,000,000)
  Payments on long-term debt                        (3,508,458)     (511,904)
                                                   ------------  ------------
  NET CASH USED IN FINANCING ACTIVITIES             (9,921,631)   (4,775,296)
                                                   ------------  ------------

Decrease in cash and cash equivalents               (2,120,646)   (1,260,544)
Cash and cash equivalents at beginning of period     2,396,850     1,721,546
                                                   ------------  ------------
Cash and cash equivalents at end of period         $   276,204   $   461,002
                                                   ============  ============











See accompanying notes to financial statements.
Pulaski Furniture Corporation
Notes to Consolidated Condensed Financial Statements


See notes to financial statements included in the Corporation's 10-K for the year ended November 3, 1996, for information concerning accounting policies, long-term debt, stock options and other financial matters. There have been no material changes in financial matters since November 3, 1996.

In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of January 26, 1997 and November 3, 1996, and the results of operations and cash flows for the three 4-week periods ended January 26, 1997 and January 21, 1996.

The results of operations for the three 4-week periods ended January 26, 1997 and January 21, 1996 are not necessarily indicative of the results to be expected for the full year.









































Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income


Comparison of First Quarter 1997 to First Quarter 1996 (See page 3 for dollar and percent changes.)
----------------------------------------------------------------------------

The lower sales in the first quarter of 1997 as compared to the first quarter of 1996 was due primarily to decreased demand for the Corporation's furniture. Fewer units were shipped in the 1997 quarter, at higher average selling prices. The decrease in net income was due primarily to the lower shipments.

The higher percentage of cost of sales and the higher percentage of selling and administrative expenses to sales is directly related to the lower sales volume.

The higher effective income tax rate in the 1997 quarter was due to fewer tax credits in 1997.


Capital Resources and Liquidity
--------------------------------

Working capital provided by operations was $1,864,000 for the quarter ended January 26, 1997 compared to $2,000,000 for the quarter ended January 21, 1996. Net working capital decreased by $2,913,000 during the first quarter of 1997 compared with an increase of $1,109,000 in the first quarter of 1996.

During the first quarter of 1997, the Corporation's average amount of outstanding indebtedness for borrowed money was $42,687,265. The weighted average rate of interest on such indebtedness was approximately 5.86% per annum.


























Pulaski Furniture Corporation
Part I  -  Exhibit 3
Computation of Earnings Per Share

                                                  Three 4-week periods ended
                                                   January 26,   January 21,
                                                      1997          1996
                                                  ------------  ------------
PRIMARY:

Average shares outstanding                          2,820,855     2,846,432

Dilutive stock options - based
  on treasury stock method
  using average market price                            3,421         6,187

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                            4,073         3,468
                                                  ------------  ------------
    TOTAL                                           2,828,349     2,856,087



Net Income                                         $   663,841   $   913,995
                                                  ------------  ------------

Net Income per Share                                   $ 0.23        $ 0.32
                                                       =======       =======


FULLY DILUTED:

Average shares outstanding                          2,820,855     2,846,432

Dilutive stock options - based on
  treasury stock method using the
  greater of year-end market value
  or average market value                               6,690         6,690

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                            4,073         3,468
                                                  ------------  ------------
    TOTAL                                           2,831,618     2,856,590



Net Income per Share                                   $ 0.23        $ 0.32
                                                       =======       =======










Pulaski Furniture Corporation
Part II  -  Other Information


Item 4.    Submission of Matters to a Vote of Security Holders

  On February 14, 1997, the Corporation held its annual meeting of shareholders, at which the following business was transacted:

    John W. Stanley and Hugh V. White, Jr., were elected to serve as Class I directors of the Corporation, each for a term of three years.

    A resolution to amend the Salaried Employees' Stock Purchase Plan was approved.

    The votes for the election of the Class I directors and for the approval of the resolution were as follows:

                                       FOR     AGAINST     ABSTAIN
                                 ----------  ----------  ----------
        Mr. Stanley               2,566,572           0      13,497
        Mr. White                 2,569,071           0      10,998
        To amend the Salaried
            Employees' Stock
            Purchase Plan         2,245,708     284,571      49,790

    The terms of the following directors continued beyond the 1997 annual meeting: Bernard C. Wampler, Harry H. Warner, Harry J.G. van Beek, John
    G. Wampler, and John D. Munford.

Item 5.    Other Information

  All other information called for by other items of Part II of the Form 10-Q is either inapplicable or the response to the items would be negative.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PULASKI FURNITURE CORPORATION



Date:  February 28, 1997              /s/ John G. Wampler
                                     ---------------------------------------
                                     John G. Wampler
                                     (President and Chief Executive Officer)



                                      /s/ Jason A. Gibbs
                                     ---------------------------------------
                                     Jason A. Gibbs, Chief Financial Officer
                                     (Principal Accounting Officer)