Form 10-Q
period 1997-04-20
PULASKI FURNITURE CORP
filed 1997-05-29
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                      ---------
                                      FORM 10-Q
                                      ---------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

        For the quarterly period ended April 20, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
2,789,527 shares of common stock outstanding as of May 29, 1997

Pulaski Furniture Corporation
Index



PART I:  Financial Statements

     Consolidated Condensed Balance Sheets as of
     April 20, 1997 and November 3, 1996 . . . . . . . . . . . . . . . 2

     Consolidated Condensed Statements of Income
     Three 4-week periods ended April 20, 1997
     and April 14, 1996  . . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Condensed Statements of Income
     Six 4-week periods ended April 20, 1997
     and April 14, 1996  . . . . . . . . . . . . . . . . . . . . . . . 4

     Consolidated Statements of Cash Flows
     Six 4-week periods ended April 20, 1997
     and April 14, 1996  . . . . . . . . . . . . . . . . . . . . . . . 5

     Notes to Consolidated Condensed Financial Statements  . . . . . . 6

     Management's Discussion and Analysis of the
     Consolidated Condensed Statements of Income . . . . . . . . . . . 7

     Exhibit 3 - Computation of Earnings per Share . . . . . . . . . . 8


PART II:  Other Information and Signatures . . . . . . . . . . . . .  10

Pulaski Furniture Corporation
Consolidated Condensed Balance Sheets
(in thousands)
                                                 April 20,       November 3,
                                                   1997              1996
ASSETS                                          ----------        ----------
Current assets:
  Cash and cash equivalents                     $   1,184         $   2,397
  Short-term investments                               11                11
  Accounts receivable, net                         26,675            39,473
                                                ----------        ----------
                                                   27,870            41,881
  Inventories:
    Raw materials                                  16,201            16,323
    Work-in-process                                 7,998             6,635
    Finished goods                                 38,542            33,874
                                                ----------        ----------
                                                   62,741            56,832
    Less LIFO reserve                             (16,442)          (15,054)
                                                ----------        ----------
                                                   46,299            41,778
  Prepaid expenses                                  1,120               655
  Deferred income tax                                 600               600
                                                ----------       -----------
    Total current assets                           75,889            84,914

Property, plant and equipment, net                 38,078            38,340
Cash surrender value of life insurance              1,096             1,082
                                                ----------        ----------
    Total assets                                $ 115,063         $ 124,336
                                                ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses:
    Accounts payable                            $  10,514         $   9,380
    Notes payable                                   9,000            16,000
    Wages and commissions                             770             2,731
    Taxes withheld from employees                     934               683
                                                ----------        ----------
                                                   21,218            28,794
  Federal and state income taxes                      302             1,349
  Current portion of long-term debt                 2,000             2,000
                                                ----------        ----------
    Total current liabilities                      23,520            32,143

Long-term notes payable                            26,907            27,851
Deferred income taxes                               4,100             4,145
Deferred compensation                               2,554             2,519
Shareholders' equity
  Common stock                                      4,990             5,031
  Retained earnings                                53,363            52,804
  Unamortized restricted stock                       (371)             (157)
                                                ----------        ----------
    Total shareholders' equity                     57,982            57,678
                                                ----------        ----------
    Total liabilities and shareholders' equity  $ 115,063         $ 124,336
                                                ==========        ==========
See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                  Three 4-week periods ended
                                     Apr. 20,    Apr. 14,     Incr
                                       1997        1996      (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $ 35,322    $ 39,905   $(4,583)  (11.5)%

Costs and expenses
  Cost of sales                        27,931      32,430    (4,499)  (13.9)
  Selling & administrative              5,599       5,851      (252)   (4.3)
                                    ----------  ----------  --------
Operating income                        1,792       1,624       168    10.3

Other income and expenses
  Interest expense                        464         557       (93)  (16.7)
  Interest income                          (5)         (6)        1    16.7
                                    ----------  ----------  --------
    Total                                 459         551       (92)  (16.7)


Income before income taxes              1,333       1,073       260    24.2

Provision for taxes on income             481         349       132    37.8
                                    ----------  ----------  --------

Net income                           $    852    $    724   $   128    17.7
                                    ==========  ==========  ========



Weighted average number
of shares outstanding:
  Primary                           2,813,118   2,853,119
  Assuming full dilution            2,813,118   2,853,119


Earnings per share:
  Primary                               $0.30       $0.25
  Assuming full dilution                $0.30       $0.25


Cash dividends per share:               $0.17       $0.16











See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                   Six 4-week periods ended
                                     Apr. 20,    Apr. 14,     Incr
                                       1997        1996      (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $ 70,744    $ 76,490   $(5,746)   (7.5)%

Costs and expenses
  Cost of sales                        56,418      61,901    (5,483)   (8.9)
  Selling & administrative             10,914      11,029      (115)   (1.0)
                                    ----------  ----------  --------
Operating income                        3,412       3,560      (148)   (4.2)

Other income and expenses
  Interest expense                      1,049       1,141       (92)   (8.1)
  Interest income                          (9)         (9)        0     0.0
                                    ----------  ----------  --------
    Total                               1,040       1,132       (92)   (8.1)


Income before income taxes              2,372       2,428       (56)   (2.3)

Provision for taxes on income             856         790        66     8.4
                                    ----------  ----------  --------

Net income                           $  1,516    $  1,638   $  (122)   (7.4)
                                    ==========  ==========  ========



Weighted average number
of shares outstanding:
  Primary                           2,816,147   2,854,974
  Assuming full dilution            2,816,147   2,854,974


Earnings per share:
  Primary                               $0.54       $0.57
  Assuming full dilution                $0.54       $0.57


Cash dividends per share:               $0.34       $0.32











See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Statements of Cash Flows


                                                    Six 4-week periods ended
                                                     April 20,     April 14,
                                                        1997          1996
                                                   ------------  ------------
OPERATING ACTIVITIES
  Net income                                       $ 1,515,580   $ 1,638,115
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation                       2,437,046     2,223,894
    Provision for deferred income taxes                (45,000)      (45,000)
    Provision for deferred compensation                 35,239        40,508
    Changes in operating assets and liabilities:
      Decrease in trade receivables                 12,798,212     6,536,332
      (Increase) decrease in inventories            (4,520,316)    1,061,028
      Increase in prepaid expenses                    (465,438)      (24,275)
      Decrease in accounts payable and
        other accrued expenses                        (576,193)   (3,314,517)
      Increase (decrease) in federal and
        state income taxes payable                  (1,047,074)      475,801
                                                   ------------  ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES         10,132,056     8,591,886

INVESTING ACTIVITIES
  Purchase of property, plant and equipment         (1,995,935)     (855,896)
  Sale of investments                                                  3,600
  Increase in cash surrender value                     (14,191)      (11,863)
                                                   ------------  ------------
  NET CASH USED IN INVESTING ACTIVITIES             (2,010,126)     (864,159)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock               486,219       440,722
  Repurchase of common stock                          (920,000)   (1,570,812)
  Payment of dividends                                (957,113)     (909,917)
  Decrease in notes payable                         (7,000,000)   (6,000,000)
  Payments on long-term debt                          (944,272)     (595,238)
                                                   ------------  ------------
  NET CASH USED IN FINANCING ACTIVITIES             (9,335,166)   (8,635,245)
                                                   ------------  ------------

Decrease in cash and cash equivalents               (1,213,236)     (907,518)
Cash and cash equivalents at beginning of period     2,396,850     1,721,546
                                                   ------------  ------------
Cash and cash equivalents at end of period         $ 1,183,614   $   814,028
                                                   ============  ============









See accompanying notes to financial statements.

Pulaski Furniture Corporation
Notes to Consolidated Condensed Financial Statements


See notes to financial statements included in the Corporation's 10-K for the year ended November 3, 1996, for information concerning accounting policies, long-term debt, stock options and other financial matters. There have been no material changes in financial matters since November 3, 1996. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the periods reported is not expected to be material.

In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of April 20, 1997 and November 3, 1996, and the results of operations and cash flows for the three and six 4-week periods ended April 20, 1997 and April 14, 1996.

The results of operations for the three and six 4-week periods ended April 20, 1997 and April 14, 1996 are not necessarily indicative of the results to be expected for the full year.

Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income


Comparison of Second Quarter 1997 to Second Quarter 1996 and Two Quarters of
1997 to Two Quarters of 1996   (See pages 3 and 4 for dollar and percent
changes.)
----------------------------------------------------------------------------

The lower net sales in the second quarter and two quarters of 1997 were due primarily to lower demand for the Corporation's product. Fewer units were shipped in both the second quarter and first half of 1997 than in 1996, at higher average selling prices in 1997.

Production costs were lower as a percentage of sales in the second quarter and two quarters of 1997 due primarily to improved operational efficiencies and increases in sales prices. Selling and administrative expenses were higher as a percentage of sales in 1997 due primarily to the lower sales volume. Interest expense declined due to lower levels of outstanding debt. Net income increased during the second quarter of 1997 despite lower ship-ments due mainly to the lower cost of sales.



Capital Resources and Liquidity
--------------------------------

Working capital provided by operations was $3,943,000 for the two quarters ended April 20, 1997 compared to $3,736,000 for the two quarters ended April 14, 1996. Net working capital decreased by $3,402,000 during the first two quarters of 1997 compared with an increase of $400,000 in the first two quarters of 1996.

During the second quarter of 1997, the Corporation's average amount of outstanding indebtedness for borrowed money was $39,542,505. The weighted average rate of interest on such indebtedness was approximately 5.4% per annum.

Pulaski Furniture Corporation
Part I  -  Exhibit 3
Computation of Earnings Per Share

                                                  Three 4-week periods ended
                                                     April 20,     April 14,
                                                        1997          1996
                                                  ------------  ------------
PRIMARY:

Average shares outstanding                          2,797,637     2,837,281

Dilutive stock options - based
  on treasury stock method
  using average market price                            1,737         4,645

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                           13,744        11,193
                                                  ------------  ------------
    TOTAL                                           2,813,118     2,853,119
                                                  ------------  ------------


Net Income                                        $   851,739   $   724,120
                                                  ============  ============

Net Income per Share:                                  $ 0.30        $ 0.25
                                                       =======       =======


FULLY DILUTED:

Average shares outstanding                          2,797,637     2,837,281

Dilutive stock options - based on
  treasury stock method using the
  greater of year-end market value
  or average market value                               1,737         4,645

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                           13,744        11,193
                                                  ------------  ------------
    TOTAL                                           2,813,118     2,853,119
                                                  ------------  ------------


Net Income per Share:                                  $ 0.30        $ 0.25
                                                       =======       =======

Pulaski Furniture Corporation
Part I  -  Exhibit 3 (continued)
Computation of Earnings Per Share

                                                   Six 4-week periods ended
                                                    April 20,     April 14,
                                                       1997          1996
                                                  ------------  ------------
PRIMARY:

Average shares outstanding                          2,805,377     2,841,857

Dilutive stock options - based
  on treasury stock method
  using average market price                            1,861         5,786

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                            8,909         7,331
                                                  ------------  ------------
    TOTAL                                           2,816,147     2,854,974
                                                  ------------  ------------


Net Income                                        $ 1,515,580   $ 1,638,115
                                                  ============  ============

Net Income per Share:                                  $ 0.54        $ 0.57
                                                       =======       =======


FULLY DILUTED:

Average shares outstanding                          2,805,377     2,841,857

Dilutive stock options - based on
  treasury stock method using the
  greater of year-end market value
  or average market value                               1,861         5,786

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                            8,909         7,331
                                                  ------------  ------------
    TOTAL                                           2,816,147     2,854,974
                                                  ------------  ------------


Net Income per Share:                                  $ 0.54        $ 0.57
                                                       =======       =======

Pulaski Furniture Corporation
Part II  -  Other Information



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PULASKI FURNITURE CORPORATION



Date:  May 29, 1997                   /s/ John G. Wampler
                                     ---------------------------------------
                                     John G. Wampler
                                     (President and Chief Executive Officer)



                                      /s/ Jason A. Gibbs
                                     ---------------------------------------
                                     Jason A. Gibbs, Chief Financial Officer
                                     (Principal Accounting Officer)