Form 10-Q
period 1997-07-13
PULASKI FURNITURE CORP
filed 1997-08-15
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                      ---------
                                      FORM 10-Q
                                      ---------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

        For the quarterly period ended July 13, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
2,789,527 shares of common stock outstanding as of August 15, 1997

Pulaski Furniture Corporation
Index



PART I:  Financial Statements

     Consolidated Condensed Balance Sheets as of
     July 13, 1997 and November 3, 1996  . . . . . . . . . . . . . . . 2

     Consolidated Condensed Statements of Income
     Three 4-week periods ended July 13, 1997
     and July 7, 1996  . . . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Condensed Statements of Income
     Nine 4-week periods ended July 13, 1997
     and July 7, 1996  . . . . . . . . . . . . . . . . . . . . . . . . 4

     Consolidated Statements of Cash Flows
     Nine 4-week periods ended July 13, 1997
     and July 7, 1996  . . . . . . . . . . . . . . . . . . . . . . . . 5

     Notes to Consolidated Condensed Financial Statements  . . . . . . 6

     Management's Discussion and Analysis of the
     Consolidated Condensed Statements of Income . . . . . . . . . . . 7

     Exhibit 3 - Computation of Earnings per Share . . . . . . . . . . 8


PART II:  Other Information and Signatures . . . . . . . . . . . . .  10

Pulaski Furniture Corporation
Consolidated Condensed Balance Sheets
(in thousands)
                                                  July 13,        November 3,
                                                    1997              1996
ASSETS                                          ----------        ----------
Current assets:
  Cash and cash equivalents                     $     239         $   2,397
  Short-term investments                               11                11
  Accounts receivable, net                         26,845            39,473
                                                ----------        ----------
                                                   27,095            41,881
  Inventories:
    Raw materials                                  13,240            16,323
    Work-in-process                                 5,129             6,635
    Finished goods                                 35,811            33,874
                                                ----------        ----------
                                                   54,180            56,832
    Less LIFO reserve                             (14,649)          (15,054)
                                                ----------        ----------
                                                   39,531            41,778
  Prepaid expenses                                  1,532               655
  Recoverable income tax                            2,921                 0
  Deferred income tax                                 600               600
                                                ----------       -----------
    Total current assets                           71,679            84,914

Property, plant and equipment, net                 36,958            38,340
Cash surrender value of life insurance                525             1,082
                                                ----------        ----------
    Total assets                                $ 109,162         $ 124,336
                                                ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses:
    Accounts payable                            $   7,378         $   9,380
    Notes payable                                  13,000            16,000
    Wages and commissions                             696             2,731
    Taxes withheld from employees                     666               683
                                                ----------        ----------
                                                   21,740            28,794
  Federal and state income taxes                        0             1,349
  Current portion of long-term debt                 2,000             2,000
                                                ----------        ----------
    Total current liabilities                      23,740            32,143

Long-term notes payable                            26,896            27,851
Deferred income taxes                               4,077             4,145
Deferred compensation                               2,610             2,519
Shareholders' equity
  Common stock                                      4,990             5,031
  Retained earnings                                47,146            52,804
  Unamortized restricted stock                       (297)             (157)
                                                ----------        ----------
    Total shareholders' equity                     51,839            57,678
                                                ----------        ----------
    Total liabilities and shareholders' equity  $ 109,162         $ 124,336
                                                ==========        ==========

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                  Three 4-week periods ended
                                    July 13,     July 7,    Incr
                                      1997        1996     (Decr)        %
                                   ---------   ---------  --------     ----

Net sales                          $ 30,054    $ 30,173   $  (119)     (0.4)%

Costs and expenses
  Cost of sales                      33,222      24,844     8,378      33.7
  Selling & administrative            5,080       4,812       268       5.6
  Non-recurring charges                 222           0       222     100.0
                                  ----------  ----------  --------
Operating income (loss)              (8,470)        517    (8,987)  (1738.3)

Other income and expenses
  Interest expense                      530         428       102      23.8
  Interest income                        (9)          1       (10)   1000.0
                                  ----------  ----------  --------
    Total                               521         429        92      21.4


Income (loss) before income taxes    (8,991)         88    (9,079) (10317.0)

Provision for taxes on income        (3,246)         29    (3,275) (11293.1)
                                  ----------  ----------  --------

Net income (loss)                  $ (5,745)   $     59   $(5,804)  (9837.3)
                                  ==========  ==========  ========



Weighted average number
of shares outstanding:
  Primary                         2,812,255   2,807,348
  Assuming full dilution          2,812,582   2,807,348


Earnings (loss) per share:
  Primary                            $(2.04)     $ 0.02
  Assuming full dilution             $(2.04)     $ 0.02


Cash dividends per share:             $0.17       $0.16










See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                   Nine 4-week periods ended
                                    July 13,     July 7,    Incr
                                      1997        1996     (Decr)        %
                                   ---------   ---------  --------     ----
Net sales                          $100,798    $106,663   $(5,865)     (5.5)%

Costs and expenses
  Cost of sales                      89,640      86,745     2,895       3.3
  Selling & administrative           15,994      15,841       153       1.0
  Non-recurring charges                 222           0       222     100.0
                                  ----------  ----------  --------
Operating income (loss)              (5,058)      4,077    (9,135)   (224.1)

Other income and expenses
  Interest expense                    1,579       1,569        10       0.6
  Interest income                       (18)         (8)      (10)   (125.0)
                                  ----------  ----------  --------
    Total                             1,561       1,561         0       0.0


Income (loss) before income taxes    (6,619)      2,516    (9,135)   (363.1)

Provision for taxes on income        (2,390)        819    (3,209)   (391.8)
                                  ----------  ----------  --------

Net income (loss)                  $ (4,229)   $  1,697   $(5,926)   (349.2)
                                  ==========  ==========  ========



Weighted average number
of shares outstanding:
  Primary                         2,817,430   2,838,884
  Assuming full dilution          2,818,000   2,838,884


Earnings (loss) per share:
  Primary                            $(1.50)      $0.60
  Assuming full dilution             $(1.50)      $0.60


Cash dividends per share:             $0.51       $0.48











See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Statements of Cash Flows


                                                    Nine 4-week periods ended
                                                       July 13,       July 7,
                                                        1997           1996
                                                   ------------  ------------
OPERATING ACTIVITIES
  Net income (loss)                                $(4,229,327)  $ 1,697,494
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Provision for depreciation and amortization      3,277,059     3,352,298
    Provision for deferred income taxes                (67,500)      (67,500)
    Provision for deferred compensation                 91,301        40,508
    Changes in operating assets and liabilities:
      Decrease in trade receivables                 12,628,558    10,230,780
      (Increase) decrease in inventories             2,248,067    (1,912,905)
      (Increase) decrease in prepaid expenses         (877,077)      327,320
      Increase in recoverable income taxes          (2,921,340)            0
      Decrease in accounts payable and
        other accrued expenses                      (4,053,960)   (3,326,271)
      Decrease in federal and state
        income taxes payable                        (1,348,685)      (43,070)
                                                   ------------  ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES          4,747,096    10,298,654

INVESTING ACTIVITIES
  Purchase of property, plant and equipment         (1,643,252)   (1,993,583)
  Sale of investments                                        0         3,600
  (Increase) decrease in cash surrender value          556,964       (11,863)
                                                   ------------  ------------
  NET CASH USED IN INVESTING ACTIVITIES             (1,086,288)   (2,001,846)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock               486,219       440,722
  Repurchase of common stock                          (920,000)   (1,570,812)
  Payment of dividends                              (1,429,293)   (1,355,290)
  Decrease in notes payable                         (3,000,000)   (4,000,000)
  Payments on long-term debt                          (955,202)   (1,535,714)
                                                   ------------  ------------
  NET CASH USED IN FINANCING ACTIVITIES             (5,818,276)   (8,021,094)
                                                   ------------  ------------

Increase (decrease) in cash and cash equivalents    (2,157,468)      275,714
Cash and cash equivalents at beginning of period     2,396,850     1,721,546
                                                   ------------  ------------
Cash and cash equivalents at end of period         $   239,382   $ 1,997,260
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

In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of July 13, 1997 and November 3, 1996, and the results of operations and cash flows for the three and nine 4-week periods ended July 13, 1997 and July 7, 1996.

The results of operations for the three and nine 4-week periods ended July 13, 1997 and July 7, 1996 are not necessarily indicative of the results to be expected for the full year.

On July 28, 1997, the Corporation announced that it would record pre-tax charges, in the third quarter of 1997, totaling approximately $9.2 million ($5.9 million after taxes, or $2.10 per share). These charges relate to the elimination of the Corporation's domestic seating line and related inven-tories, the discontinuance of certain other products, the divestiture of Craftique, Inc. and the re-evaluation of the product mix of the Corporation's major manufacturing facilities to assure that each factory has the correct products for its manufacturing capabilities. Of the charges, approximately $9.0 million is included in cost of sales for inventory write-downs, with the remaining charges related to assets no longer being used.

Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income


Comparison of Third Quarter 1997 to Third Quarter 1996 and Three Quarters of
1997 to Three Quarters of 1996   (See pages 3 and 4 for dollar and percent
changes.)
----------------------------------------------------------------------------

The decrease in sales for the three quarters of 1997 as compared to the three quarters of 1996 was due largely to the lower demand for the Corpor-ation's furniture. Demand improved in the third quarter as compared with the first two quarters of 1997. The changes discussed in the Notes are expected to result in a decrease in sales of approximately 5% on an annualized basis.

Excluding the charges discussed in the Notes, cost of sales as a percentage of sales, for the 1997 quarter was 80.4% compared with 82.3% for the comp-arable 1996 quarter. The decrease was due primarily to better control of manufacturing expenses. Excluding the charges discussed in the Notes, cost of sales as a percentage of sales, for the three quarters of 1997 was 80.0% compared with 81.3% for the three quarters of 1996. The decrease was due primarily to a higher gross margin resulting from higher average selling prices and better cost control.

The increase in selling and administrative expenses as a percentage of sales for the three quarters of 1997 was due primarily to the lower sales volume. The higher interest expense in the third quarter of 1997 was due to higher levels of outstanding debt.

The decline in net income for the third quarter and three quarters of 1997 as compared to the comparable periods of 1996 was due primarily to the charges discussed in the Notes. Excluding the effect of the charges, net income for the third quarter and three quarters of 1997 was slightly higher than the comparable periods of 1996, due primarily to the higher gross margins discussed above.



Capital Resources and Liquidity
--------------------------------

Working capital provided by (used in) operations was approximately $(928,000) for the three quarters ended July 13, 1997 compared to $5,023,000 for the three quarters ended July 7, 1996. Net working capital decreased by approx-imately $4,832,000 during the first three quarters of 1997 compared with a decrease of $957,000 in the first three quarters of 1996.

Through the third quarter of 1997, the Corporation's average amount of outstanding indebtedness for borrowed money was $39,455,760. The weighted average rate of interest on such indebtedness was approximately 5.5% per annum.

Pulaski Furniture Corporation
Part I  -  Exhibit 3
Computation of Earnings Per Share

                                                  Three 4-week periods ended
                                                      July 13,       July 7,
                                                        1997          1996
                                                  ------------  ------------
PRIMARY:

Average shares outstanding                          2,789,527     2,783,579

Dilutive stock options - based
  on treasury stock method
  using average market price                            2,228         4,495

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                           20,500        19,274
                                                  ------------  ------------
    TOTAL                                           2,812,255     2,807,348
                                                  ------------  ------------


Net income (loss)                                 $(5,744,907)  $    59,379
                                                  ============  ============

Net income (loss) per share:                           $(2.04)       $ 0.02
                                                       =======       =======


FULLY DILUTED:

Average shares outstanding                          2,789,527     2,783,579

Dilutive stock options - based on
  treasury stock method using the
  greater of year-end market value
  or average market value                               2,555         4,495

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                           20,500        19,274
                                                  ------------  ------------
    TOTAL                                           2,812,582     2,807 348
                                                  ------------  ------------


Net income (loss) per share:                           $(2.04)       $ 0.02
                                                       =======       =======

Pulaski Furniture Corporation
Part I  -  Exhibit 3 (continued)
Computation of Earnings Per Share

                                                   Nine 4-week periods ended
                                                     July 13,       July 7,
                                                       1997          1996
                                                  ------------  ------------
PRIMARY:

Average shares outstanding                          2,802,673     2,822,431

Dilutive stock options - based
  on treasury stock method
  using average market price                            1,985         5,141

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                           12,772        11,312
                                                  ------------  ------------
    TOTAL                                           2,817,430     2,838,884
                                                  ------------  ------------


Net income (loss)                                 $(4,229,327)  $ 1,697,494
                                                  ============  ============

Net income (loss) per share:                           $(1.50)       $ 0.60
                                                       =======       =======


FULLY DILUTED:

Average shares outstanding                          2,802,673     2,822,431

Dilutive stock options - based on
  treasury stock method using the
  greater of year-end market value
  or average market value                               2,555         5,141

Dilutive shares under Employee
  Stock Purchase Plan - based
  on average shares issuable                           12,772        11,312
                                                  ------------  ------------
    TOTAL                                           2,818,000     2,838,884
                                                  ------------  ------------


Net income (loss) per share:                           $(1.50)       $ 0.60
                                                       =======       =======

Pulaski Furniture Corporation
Part II  -  Other Information



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PULASKI FURNITURE CORPORATION



Date:  August 15, 1997                /s/ John G. Wampler
                                     ---------------------------------------
                                     John G. Wampler
                                     President and Chief Operating Officer



                                      /s/ Jason A. Gibbs
                                     ---------------------------------------
                                     Jason A. Gibbs, Chief Financial Officer
                                     (Principal Accounting Officer)