Form 10-K405
period 1997-11-02
PULASKI FURNITURE CORP
filed 1998-01-26
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 2, 1997
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 19, 1997: $37,985,728.**

Number of shares of Common Stock outstanding as of December 19, 1997: 2,818,324

* On December 3, 1987 the Board of Directors of the registrant approved a Rights Agreement pursuant to which a special dividend consisting of Preferred Stock Purchase Rights (the "Original Rights") was distributed to the holders of record of the registrant as of December 15, 1987. The Original Rights expired on December 14, 1997. On December 12, 1997, the Board of Directors of the registrant approved a Rights Agreement pursuant to which a special dividend consisting of Preferred Stock Purchase Rights was distributed to the holders of record of the registrant as of December 19, 1997.

** In determining this figure, the registrant has assumed that all of its officers, directors and persons known to the registrant to be the beneficial owners of more than five percent of the registrant's Common Stock are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose. The aggregate market value has been computed based on the last sale price for December 19, 1997, as reported by The Wall Street Journal.


                       DOCUMENTS INCORPORATED BY REFERENCE


1. Portions of Pulaski Furniture Corporation's 1997 Annual Report to Security Holders are incorporated by reference into Parts II and IV of this Form 10-K.

2. Portions of Pulaski Furniture Corporation's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders (filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934) are incorporated by reference into Part III of this Form 10-K.

                                     PART I

Item 1.           Business

General

         Since its organization in 1955, Pulaski Furniture Corporation (the "Company") has engaged exclusively in the production and sale of furniture products. The Company presently manufactures medium-priced wooden bedroom, dining room and occasional furniture (in plants located in Pulaski, Dublin and Martinsville, Virginia), and grandfather, mantel and wall clocks (in its plant in Ridgeway, Virginia). The Company's furniture is predominately in the traditional style. Furniture and clock styles are periodically updated, revised or discontinued by the Company in anticipation of the April and October markets in High Point, North Carolina. Also, the Company imports some specialized furniture items and furniture parts. The Company currently anticipates that its demand for these imports will increase in the future as some of the Company's product lines utilizing these imports mature.

         Over the course of the past several years the Company has increased substantially its production capacity, which has permitted increased sales when market conditions are favorable. This has resulted in a significant increase in the overall size of the Company. In 1973, the Company began operating its plant in Dublin and completed a renovation of the Pulaski plant. In 1975, the Company completed an expansion and renovation of the Martinsville plant. The Company acquired substantially all of the assets of Coleman Furniture Corporation in 1983. In 1985, the Company completed the renovation of a portion of the former Coleman plant and the construction of a new facility connecting the former Coleman plant to the existing Pulaski facility. Also, in 1985, the Company acquired Gravely Furniture Company, Incorporated (currently, Ridgeway Clock Company) of Ridgeway, Virginia. Ridgeway Clock Company manufactures grandfather, mantel and wall clocks. In 1988, the Company completed construction of a new finishing plant located at its Pulaski facilities. Also in 1988, the Company acquired Craftique, Inc. with manufacturing facilities located in Mebane and Durham, North Carolina. In 1994, the Company completed an expansion of its Pulaski operations by construction of a new manufacturing facility. The new facility houses highly-automated production lines, which provides the Company with access to lower price points in the market. See Item 2 - Properties.

         As part of a plan to improve operating efficiencies, the Company sold its Craftique, Inc. subsidiary in 1997. Craftique, Inc. was engaged in the production and sale of higher-priced furniture products made of mahogany and cherry. The sale of this subsidiary will allow the Company to focus on its primary business of producing and selling medium-priced furniture products.

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

Marketing and Promotion

         Through a sales force of about 100 persons, including 55 regular commission salesmen, the Company serves approximately 11,000 retail customers located in all fifty states of the United States, the District of Columbia, Puerto Rico, Canada, Mexico, Australia, New Zealand, the European Common Market and parts of the Far East. The substantial majority of the Company's sales are within the United States and its territories. However, the Company has experienced growth in its international sales over the course of the last few years. During the Company's fiscal years ended in 1997, 1996 and 1995, export sales by the Company aggregated approximately $8,614,955, $9,974,040 and $10,046,000, respectively.

         The sales force for the Company's products is organized into two geographical regions. A regional sales manager is responsible for the Company's sales in each region, and the regional managers report to the Vice President-Sales. In addition, most of the Company's foreign export sales are made through foreign representatives and distributors, who report to the Company's regional export sales manager.

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

         For the display of its products, the Company maintains permanent showrooms at the International Home Furnishings Market in High Point, North Carolina, the Tupelo Furniture Market in Tupelo, Mississippi and the San
Francisco Mart in San Francisco, California. The annual rentals for these display facilities total approximately $466,116.

         As of November 2, 1997, the Company's unfilled customers' orders for furniture and clocks totalled approximately $23.7 million (compared with approximately $23.3 million as of November 3, 1996). The backlog of unfilled orders is valued at prices prevailing at the time the orders were taken. The Company expects to fill all of the unfilled customer orders for the 1997 fiscal year during the 1998 fiscal year.

         Demand for the Company's furniture products generally is highest in the period from September through January and lowest in June and August. Demand for the Company's clock products is generally highest in the period from August through December.

Competition

         The business in which the Company is engaged is highly competitive with several manufacturers competing for product acceptability in the retail market. Competition within the markets for medium-priced wooden bedroom, dining room and occasional furniture and for clocks occurs principally in the areas of style, quality and price. The Company has recently been successful in introducing new lines that were favorably received by the market. Although it is difficult to compare manufacturers by size, the Company estimates that, based on its 1997 net sales, the Company ranks among the 25 largest furniture manufacturers in the United States.

Employees

         The Company employs approximately 1,800 persons on a full-time basis, approximately 10% of whom are salaried and none of whom is represented by a labor union. The Company considers its employee relations to be good.

Item 2.           Properties

General

         The Company owns all of its manufacturing and warehouse facilities, except warehouse space in Pulaski and Martinsville, Virginia (each of which is rented on a monthly basis). The

Company's operating plants are well-maintained and include many items of equipment and machinery of recent design. The Company believes that its present operating plant capacity is sufficient to meet current and projected future demand for its products.

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

         In 1983, the Company acquired real estate, improvements and equipment from Coleman Furniture Corporation, including land and building space adjoining the Company's original Pulaski plant. In 1985, the Company completed the renovation of a portion of the former Coleman plant adjoining the Company's original Pulaski plant and the integration of that portion of the plant with the original Pulaski facility. The cost of the renovation (including capitalized interest expense) was approximately $8,000,000. The remaining portion of the former Coleman property is being used for warehouse and office space or otherwise is being held for renovation and future expansion. In 1988, a new finishing plant was brought on line at a total project cost of $3,955,000. The plant includes updated equipment providing improved finishing techniques and greater safety for employees.

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

Item 4.           Submission of Matters to a Vote of Security Holders

         None.

Item *.           Executive Officers of the Registrant

         The Company's executive officers are as follows:



                                                        Year
                                                        First
            Name                          Age          Elected                        Office
            ----                          ---          -------                        ------

Bernard C. Wampler                        66           1967             Chairman of the Board

John G. Wampler                           39           1988             President and Chief
                                                                        Executive Officer

Ira S. Crawford                           60           1978             Vice President -
                                                                        Administration, Secretary

Jason A. Gibbs                            64           1969             Vice President - Chief
                                                                        Financial Officer,
                                                                        Treasurer

James H. Kelly                            55           1971             Vice President - Product
                                                                        Development

Randolph V. Chrisley                      49           1983             Vice President - Sales

James W. Stout                            52           1996             Vice President -
                                                                        Manufacturing

         John G. Wampler is the son of Bernard C. Wampler. Each of the executive officers, other than Mr. Stout, has been an officer of the Company for the last five years. Mr. Stout has been with the Corporation since 1972, starting as a trainee. In 1975, he was promoted to the position of Plant Manager of our Pulaski Plant and held that position until being named Vice President of Manufacturing in 1996. The Company's executive officers are elected by and serve at the pleasure of the Company's Board of Directors.

Item *.           Certain Directors of the Registrant


                                                                                           Director of
                                              Principal Occupation                         Registrant
                                              or Employment During                        Continuously
          Name                                   Last Five Years                              Since        Age
          ----                                   ---------------                              -----        ---

John W. Stanley                  Retired; former Chairman of                                 1956           91
                                 the Board of Blue Ridge
                                 Transfer Company, Inc. (motor
                                 freight business), Roanoke, VA







John D. Munford                  Retired; former Vice Chairman                               1984           69
                                 of Union Camp Corporation
                                 (paper, chemicals and building
                                 products), Franklin, VA

         Mr. Stanley and Mr. Munford have informed the Company that they will cease to be Directors of the Company as of the 1998
Annual Meeting of Shareholders. Mr. Munford has indicated that he will not stand for reelection and Mr. Stanley, who is John
Wampler's grandfather, has indicated that he will resign.


                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters

         The information contained on page 2 of the Company's 1997 Annual Report to Security Holders is incorporated herein by reference.

Item 6.           Selected Financial Data

         The information contained on page 3 of the Company's 1997 Annual Report to Security Holders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information contained on pages 4 and 5 of the Company's 1997 Annual Report to Security Holders is incorporated herein by reference.

Item 8.           Financial Statements and Supplementary Data

         The financial statements contained on pages 6 through 15 of the Company's 1997 Annual Report to Security Holders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

         The Company's 1998 Proxy Statement contains information on pages 1 through 3 concerning directors, persons nominated to become directors, and executive officers of the Company. Such information is incorporated herein by reference. See "Executive Officers of the Registrant" and "Certain Directors of the Registrant" at the end of Part I hereof, for further information.

Item 11.          Executive Compensation

         The Company's 1998 Proxy Statement contains information on pages 4 through 9 concerning executive compensation. Such information is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and
         Management

         The Company's 1998 Proxy Statement contains information on pages 3 and 4 concerning security ownership of certain beneficial owners and management and is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions

         The Company's 1998 Proxy Statement contains information on page 8 concerning certain relationships and related transactions and is incorporated herein by reference.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)(1) The following financial statements of the registrant, included in the 1997 Annual Report to Security Holders, are incorporated herein by reference in Item 8:

                  Consolidated balance sheets -- November 2, 1997 and November 3, 1996

                  Consolidated statements of income and retained earnings -- Years ended November 2, 1997, November 3, 1996 and
                    October 29, 1995

                  Consolidated statements of cash flows -- Years ended November 2, 1997, November 3, 1996 and October 29, 1995

                  Notes to consolidated financial statements

         (a)(2) The following financial statement schedules of Pulaski Furniture Corporation are included in Item 14(d):

                  Schedule II -- Valuation and Qualifying Accounts

------------------------------------------------------------------------------------------------------------------------------------
                 COL. A                      COL. B                     COL. C                       COL. D            COL. E
------------------------------------------------------------------------------------------------------------------------------------

                                                                       ADDITIONS
                                                         -------------------------------------
               DESCRIPTION                Balances at         (1)                   (2)            Deductions -     Balance at End
                                          Begining of      Charged to           Charged to          Describe          of Period
                                             Period        Costs and               Other
                                                            Expenses             Accounts -
                                                                                 Describe
------------------------------------------------------------------------------------------------------------------------------------
Year Ended November 2, 1997:
 Deducted from asset accounts
   Allowance for doubtful accounts               $900,000        $474,325                        $425,325  (1)            $950,000
                                             ------------    ------------                      ----------            -------------

Year Ended November 3, 1996:
  Deducted for asset accounts
   Allowance for doubtful accounts             $1,000,000        $125,217                        $225,217  (1)            $900,000
                                             ------------    ------------                      ----------            -------------

Year Ended October 29, 1995:
  Deducted from asset accounts
   Allowance for doubtful accounts             $1,000,000        $704,112                        $704,112  (1)          $1,000,000
                                             ------------    ------------                      ----------            -------------


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

         (a)(3)  Exhibits

                  The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

                  3.1 Restated Articles of Incorporation of Pulaski Furniture Corporation (7)

                  3.2      Bylaws of Pulaski Furniture Corporation (7)

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

                  4.12 Term Loan Agreement between Pulaski Furniture Corporation and Sovran Bank, N.A., dated October 23, 1985 (4)

                  4.13 Term Loan Note in principal amount of $4,000,000 between Pulaski Furniture Corporation and Sovran Bank, N.A., dated October 23, 1985 (4)


                  4.14 Note Issuance Agreement and Revolving Credit Agreement between Pulaski Furniture Corporation and Sovran Bank, N.A. in principal amount of $10,000,000, dated December 1, 1988 (6)

                  4.15 Form of Variable Rate Taxable Promissory Note in principal amount of $10,000,000 between Pulaski Furniture Corporation and Sovran Bank, N.A., dated December 9, 1988 (6)

                  4.16 Form of Revolving Credit Facility Note in principal amount of $10,000,000 between Pulaski Furniture Corporation and Sovran Bank, N.A., dated December 9, 1988 (6)

                  4.17 Form of Credit Agreement in principal amount of $10,000,000 between Pulaski Furniture Corporation and Wachovia Bank of North Carolina, N.A., dated as of December 10, 1993 (8)

                  4.18 Form of Promissory Note in principal amount of $10,000,000 made by the Company to Wachovia Bank of North Carolina, N.A., dated December 10, 1993 (8)

                  4.19 Amendment to Term Loan Agreement between the Company and Wachovia Bank of North Carolina, N.A., dated July 25, 1994 (9)

                  4.20 Amendment to Promissory Note made by the Company to Wachovia Bank of North Carolina, N.A., dated July 25, 1994 (9)

                  4.21 Rights Agreement between Pulaski Furniture Corporation and First Union National Bank, dated as of December 15, 1997

                  10.1 Deferred Compensation Agreement between the Company and Bernard C. Wampler dated December 2, 1977 (2)(11)

                  10.2     The Company's Stock Option Plan (7)(11)

                  10.3     The Company's Executive Life Insurance Plan (5)(11)

                  10.4 The Company's Production and Administrative Incentive Plans (5)(11)

                  10.5 Conversion Agreement between Pulaski Furniture Corporation and Sovran Bank, N.A., dated as of March 3, 1986 (5)(11)

                  10.6 The Company's 1996 Salaried Employees Stock Purchase Plan(11)

                  11       Computation of Earnings Per Share

                  13 Pulaski Furniture Corporation's 1997 Annual Report to Security Holders (3)

                  20 Pulaski Furniture Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held February 13, 1998

                  21       Subsidiaries of Registrant

                  23       Consent of Ernst & Young LLP

                  27       Financial Data Schedule (10)

Footnotes:
         (1) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1984

         (2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1977

         (3) With the exception of the information incorporated herein by reference to the Company's Annual Report for the fiscal year ended November 2, 1997, the Annual Report shall not be deemed "filed" as part of this report on Form 10-K

         (4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1985

         (5) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 1986

         (6) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1988

         (7) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1989

         (8) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993

         (9) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995

         (10) The Electronic Data Schedule is submitted with the electronic filing of the Company's Annual Report on Form 10-K but shall not be deemed to be "filed" as part of this report

         (11) These items are compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to
                  Item 14(c) of this Form 10-K.

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


                                     PULASKI FURNITURE CORPORATION
                                              (Registrant)


Date:  January 22, 1998              By  /s/ John G. Wampler
                                         ______________________________________
                                                   John G. Wampler,
                                                  President and Chief
                                                   Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  January __, 1998                 By:  /s/ Bernard C. Wampler
                                           ___________________________________
                                                  Bernard C. Wampler,
                                                 Director and Chairman
                                                     of the Board


Date:  January __, 1998                 By:_____________________________________
                                                 John W. Stanley,
                                                     Director

Date:  January 22, 1998                 By:  /s/ Harry J.G. van Beek
                                           _____________________________________
                                                 Harry J.G. van Beek,
                                                       Director

Date:  January 22, 1998                 By:  /s/ John D. Munford
                                           _____________________________________
                                                 John D. Munford,
                                                     Director

Date:  January 22, 1998                 By:  /s/ John G. Wampler
                                           _____________________________________
                                                 John G. Wampler,
                                                     Director

Date:  January __, 1998                 By:_____________________________________
                                                 Harry H. Warner,
                                                     Director

Date:  January 22, 1998                 By:  /s/ Hugh V. White, Jr.
                                           _____________________________________
                                                 Hugh V. White, Jr.,
                                                      Director

Date:  January 22, 1998                 By:  /s/ Jason A. Gibbs
                                           _____________________________________
                                                        Jason A. Gibbs,
                                                   Treasurer and Controller
                                                 (Principal Financial Officer)

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

                                                                            Page

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

4.12     Term Loan Agreement between Pulaski Furniture
         Corporation and Sovran Bank, N.A., in principal amount of $4,000,000, dated October 23, 1985

4.13 Term Loan Note in principal amount of $4,000,000 between Pulaski Furniture Corporation and Sovran Bank, N.A., dated October 23, 1985

4.14 Note Issuance Agreement and Revolving Credit Agreement between Pulaski Furniture Corporation and Sovran Bank,
         N.A. in principal amount of $10,000,000, dated December
         1, 1988

4.15 Form of Variable Rate Taxable Promissory Note in principal amount of $10,000,000 between Pulaski
         Furniture Corporation and Sovran Bank, N.A., dated
         December 9, 1988

4.16     Form of Revolving Credit Facility Note in principal
         amount of $10,000,000 between Pulaski Furniture
         Corporation and Sovran Bank, N.A., dated December 9,
         1988

4.17 Form of Credit Agreement in principal amount of $10,000,000 between Pulaski Furniture Corporation and
         Wachovia Bank of North Carolina, N.A., dated as of
         December 10, 1993

4.18 Form of Promissory Note in principal amount of $10,000,000 made by the Company to Wachovia Bank of North Carolina, N.A., dated December 10, 1993

4.19     Amendment to Term Loan Agreement between the Company and
         Wachovia Bank of North Carolina, N.A., dated July 25,
         1994

4.20     Amendment to Promissory Note made by the Company to
         Wachovia Bank of North Carolina, N.A., dated July 25,
         1994

4.21     Rights Agreement between Pulaski Furniture Corporation              21
         and First Union National Bank, dated as of December 15, 1997*

10.1     Employment Agreement between the Company and Bernard C.
         Wampler, dated December 2, 1997

                                                                            Page

10.2     The Company's Stock Option Plan

10.3     The Company's Executive Life Insurance Plan

10.4     The Company's Production and Administrative
         Bonus Plans

10.5     Conversion Agreement between Pulaski Furniture
         Corporation and Sovran Bank, N.A., dated as of March 3,
         1986

10.6     The Company's 1996 Salaried Employees Stock Purchase               107
         Plan*

11       Computation of Earnings Per Share*                                 111

13       Pulaski Furniture Corporation's 1997 Annual Report to
         Security Holders

20       Pulaski Furniture Corporation's Proxy Statement for the
         Annual Meeting of Stockholders to be held February 14,
         1997

21       Subsidiaries of Registrant*                                        130

23       Consent of Ernst & Young LLP*                                      131

27       Financial Data Schedule

--------
*Filed with this Report on Form 10-K; all other exhibits are herein incorporated by reference