Form 10-Q
period 1998-01-25
PULASKI FURNITURE CORP
filed 1998-02-27
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                      ---------
                                      FORM 10-Q
                                      ---------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

        For the quarterly period ended January 25, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
2,813,324 shares of common stock outstanding as of February 27, 1998

Pulaski Furniture Corporation
Index



PART I:  Financial Statements

     Consolidated Condensed Balance Sheets as of
     January 25, 1998 and November 2, 1997 . . . . . . . . . . . . . . 2

     Consolidated Condensed Statements of Income
     Three 4-week periods ended January 25, 1998
     and January 26, 1997  . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Statements of Cash Flows
     Three 4-week periods ended January 25, 1998
     and January 26, 1997  . . . . . . . . . . . . . . . . . . . . . . 4

     Notes to Consolidated Condensed Financial Statements  . . . . . . 5

     Management's Discussion and Analysis of the
     Consolidated Condensed Statements of Income . . . . . . . . . . . 6


PART II:  Other Information  . . . . . . . . . . . . . . . . . . . . . 8

     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

     Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .  10

Pulaski Furniture Corporation
Consolidated Condensed Balance Sheets
(in thousands)
                                                January 25,       November 2,
                                                   1998              1997
ASSETS                                          ----------        ----------
Current assets:
  Cash and cash equivalents                     $   6,585         $   2,702
  Accounts receivable, net                         24,966            36,726
                                                ----------        ----------
                                                   31,551            39,428
  Inventories:
    Raw materials                                  13,328            13,270
    Work-in-process                                 6,751             5,220
    Finished goods                                 24,014            27,612
                                                ----------        ----------
                                                   44,093            46,102
    Less LIFO reserve                             (14,758)          (14,758)
                                                ----------        ----------
                                                   29,335            31,344
  Prepaid expenses                                    462               874
  Recoverable income taxes                              0             1,474
  Deferred income taxes                             1,277             1,277
                                                ----------       -----------
    Total current assets                           62,625            74,397

Property, plant and equipment, net                 34,641            35,248
Cash surrender value of life insurance              1,223             1,223
Other                                                  11                11
                                                ----------       -----------
    Total assets                                $  98,500         $ 110,879
                                                ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses:
    Accounts payable                            $   5,860         $   6,222
    Wages and commissions                           1,084             2,902
    Taxes withheld from employees                     462               400
    Other accrued liabilities                       1,069             1,889
                                                ----------        ----------
                                                    8,475            11,413
  Notes payable                                     2,000            12,000
  Federal and state income taxes                      103                 0
  Current portion of long-term debt                 2,000             2,000
                                                ----------        ----------
    Total current liabilities                      12,578            25,413

Long-term notes payable                            25,338            25,774
Deferred income taxes                               3,720             3,742
Deferred compensation                               2,628             2,681
Shareholders' equity
  Common stock                                      5,408             4,989
  Retained earnings                                49,001            48,479
  Unamortized restricted stock                       (173)             (199)
                                                ----------        ----------
    Total shareholders' equity                     54,236            53,269
    Total liabilities and shareholders' equity  $  98,500         $ 110,879
                                                ==========        ==========
See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                  Three 4-week periods ended
                                     Jan. 25,    Jan. 26,     Incr
                                       1998        1997      (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $ 36,310    $ 35,422   $   888     2.5 %

Costs and expenses
  Cost of sales                        29,215      28,487       728     2.6
  Selling & administrative              5,098       5,315      (217)   (4.1)
                                    ----------  ----------  --------
Operating income                        1,997       1,620       377    23.3

Other income and expenses
  Interest expense                        446         585      (139)  (23.8)
  Interest income                          (4)         (4)        0     0.0
                                    ----------  ----------  --------
    Total                                 442         581      (139)  (23.9)

Income before income taxes              1,555       1,039       516    49.7

Provision for taxes on income             555         375       180    48.0
                                    ----------  ----------  --------

Net income                           $  1,000    $    664   $   336    50.6
                                    ==========  ==========  ========

Weighted average number
of shares outstanding:
  Basic                             2,815,724   2,820,855
  Diluted                           2,824,204   2,828,625


Earnings per share:
  Basic                                 $0.36       $0.24
  Diluted                               $0.35       $0.23


Cash dividends per share:               $0.17       $0.17















See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Statements of Cash Flows


                                                   Three 4-week periods ended
                                                    January 25,   January 26,
                                                       1998          1997
                                                   ------------  ------------
OPERATING ACTIVITIES
  Net income                                       $ 1,000,107   $   663,841
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation/amortization          1,152,624     1,229,252
    Provision for deferred income taxes                (22,500)      (22,500)
    Provision for deferred compensation                (52,582)       (6,692)
    Changes in operating assets and liabilities:
      Decrease in trade receivables                 11,760,138    11,646,045
      (Increase) decrease in inventories             2,008,859    (1,556,105)
      (Increase) decrease in prepaid expenses          412,946      (221,808)
      Decrease in recoverable income taxes           1,473,577             0
      Decrease in accounts payable and
        accrued expenses                            (2,937,763)   (2,656,558)
      Increase (decrease) in federal and state
        income taxes payable                           102,361      (419,044)
                                                   ------------  ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES         14,897,767     8,656,431

INVESTING ACTIVITIES
  Purchase of property, plant and equipment           (520,020)     (848,351)
  Increase in cash surrender value                           0        (7,095)
                                                   ------------  ------------
  NET CASH USED IN INVESTING ACTIVITIES               (520,020)     (855,446)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock               514,930       469,210
  Repurchase of common stock                           (96,250)     (400,000)
  Payment of dividends                                (477,925)     (482,383)
  Decrease in notes payable                        (10,000,000)   (9,000,000)
  Payments on long-term debt                          (435,979)     (508,458)
                                                   ------------  ------------
  NET CASH USED IN FINANCING ACTIVITIES            (10,495,224)   (9,921,631)
                                                   ------------  ------------

Increase (decrease) in cash and cash equivalents     3,882,523    (2,120,646)
Cash and cash equivalents at beginning of period     2,702,339     2,396,850
                                                   ------------  ------------
Cash and cash equivalents at end of period         $ 6,584,862   $   276,204
                                                   ============  ============










See accompanying notes to financial statements.

Pulaski Furniture Corporation
Notes to Consolidated Condensed Financial Statements


See notes to financial statements included in the Corporation's 10-K for the year ended November 2, 1997, for information concerning accounting policies, long-term debt, stock options and other financial matters. There have been no material changes in financial matters since November 2, 1997.

In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of January 25, 1998 and November 2, 1997, and the results of operations and cash flows for the three 4-week periods ended January 25, 1998 and January 26, 1997.

The results of operations for the three 4-week periods ended January 25, 1998 and January 26, 1997 are not necessarily indicative of the results to be expected for the full year. See Management's Discussion and Analysis for a detailed discussion on the cyclical nature of the Corporation's operating results.

In 1997, the Financial Accounting Standards Board issued Statement of Finan-cial Accounting Standards No. 128, "Earnings per Share." Statement 128 re-placed the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of earnings per share:

                                                   Three 4-week periods ended
                                                    January 25,   January 26,
                                                       1998          1997
                                                   ------------  ------------
Numerator:
  Net income                                       $ 1,000,107   $   663,841

Denominator:
  Denominator for basic earnings per
    share - weighted average shares                  2,815,724     2,820,855
  Effect of dilutive securities:
    Stock options                                        4,800         3,421
    Stock purchase plan                                  3,680         4,349
  Denominator for diluted earnings per
    share - adjusted weighted average shares         2,824,204     2,828,625

Basic earnings per share                                 $0.36         $0.24
Diluted earnings per share                               $0.35         $0.23

Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income

Comparison of First Quarter 1998 to First Quarter 1997 (See page 3 for dollar and percent changes.)
----------------------------------------------------------------------------

The stronger retail environment in the first quarter of 1998 caused an incr-ease in orders throughout the period and was the primary reason for the sales increase compared with the 1997 quarter. The 1997 quarter included sales of two divisions subsequently closed. The increase in net income was due primar-ily to the sales increase, lower administrative and interest expense, and the elimination of the two unprofitable divisions.

Historically, the quarterly results of the Corporation have reflected a cyc-lical pattern, as indicated below:
                                             QTR 1    QTR 2    QTR 3    QTR 4
     4-year average of net sales volume      22.4%    22.7%    18.3%    36.6%

This pattern reveals that the Corporation's first quarter, ending in January, has accounted for approximately 22% of net sales volume. The second quarter, ending in April, is roughly equivalent in sales volume to the first quarter, while the third quarter, ending in July, shows a drop in volume to 18%. The remainder, or 37% of sales volume, is recorded in the fourth quarter, which comprises four 4-week reporting periods and which also includes the strongest selling season for certain product lines. However, due to a number of risks and uncertainties beyond the Corporation's control, including economic condi-tions and consumer confidence, historical trends should not be viewed as an accurate predictor of future results. The Corporation believes the results of the first quarter ended January 25, 1998, are reasonable in relation to the historical pattern, considering the retail environment for household furniture.

The Corporation recognizes that the year 2000 presents many challenges for information systems. In light of this recognition, management has enacted a strategic business plan to ensure the needs of the year 2000 are met and that the costs of preparing for this challenge are both understood and manageable.

Based on recent assessments, the Corporation has determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly reflect dates beyond December 31, 1999. If such modifications are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Corporation. The Corporation expects to complete the modifications timely.

The Corporation will use both internal and external resources to reprogram, or replace, and test the software for the Year 2000 modifications. The Corp-oration is funding the Year 2000 project with cash generated from operations. The project will be expensed or capitalized as appropriate over the next two years, and is not expected to have a material effect on the results of oper-ations.

Formal communications with all significant suppliers, customers and financial service organizations of the Corporation is currently underway to determine the extent to which the Corporation might be made vulnerable by those third parties' failure to remediate their own Year 2000 Issue. The Corporation has determined that it has no exposure to contingencies related to the Year 2000 for the products already sold.

Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income (cont.)

Capital Resources and Liquidity
--------------------------------

Working capital provided by operations was $2,100,000 for the quarter ended January 25, 1998 compared to $1,864,000 for the quarter ended January 26, 1997. Net working capital increased by $1,063,000 during the first quarter of 1998 compared with a decrease of $2,913,000 in the first quarter of 1997.

During the first quarter of 1998, the Corporation's average amount of outstanding indebtedness for borrowed money was $33,969,871. The weighted average rate of interest on such indebtedness was approximately 5.58% per annum.

Pulaski Furniture Corporation
Part II  -  Other Information


Item 4.    Submission of Matters to a Vote of Security Holders

  On February 13, 1998, the Corporation held its annual meeting of share-holders, at which the following business was transacted:

    O. Kenton McCartney, III, was elected to serve as a Class I director of the Corporation for a term of two years.

    Robert C. Greening, Jr., and John G. Wampler were elected to serve as Class II directors of the Corporation, each for a term of three years.

  The votes for the election of the Class I directors and for the approval of the resolution were as follows:

                                       FOR     AGAINST     ABSTAIN
                                 ----------  ----------  ----------
        Mr. McCartney             2,314,436           0       5,091
        Mr. Greening              2,314,586           0       4,941
        Mr. Wampler               2,314,586           0       4,941

  The terms of the following directors continued beyond the 1998 annual meeting: Bernard C. Wampler, Harry H. Warner, Harry J.G. van Beek, and Hugh V. White, Jr.

Item 5.    Other Information

  All other information called for by other items of Part II of the Form 10-Q is either inapplicable or the response to the items would be negative.

Item 6.    Exhibits and Reports on Form 8-K

  (a)  Exhibits
          4   Amended and Restated Rights Agreement between Pulaski
                Furniture Corporation and First Union National Bank, dated as of December 15, 1997. *
         27   Financial Data Schedule *

  (b)  Reports on Form 8-K
              There were no reports on Form 8-K filed during the quarter ended January 25, 1998.


* Filed herewith.

Pulaski Furniture Corporation
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PULASKI FURNITURE CORPORATION



Date:  February 27, 1998              /s/ John G. Wampler
                                     ---------------------------------------
                                     John G. Wampler
                                     President and Chief Executive Officer



                                      /s/ Jason A. Gibbs
                                     ---------------------------------------
                                     Jason A. Gibbs
                                     Treasurer and Chief Financial Officer
                                     (Principal Accounting Officer)

Pulaski Furniture Corporation
Exhibit Index


Exhibit
Number                   Description

   4 Amended and Restated Rights Agreement between Pulaski Furn-iture Corporation and First Union National Bank, dated as of December 15, 1997.

  27          Financial Data Schedule