Form 10-Q
period 1998-04-19
PULASKI FURNITURE CORP
filed 1998-05-28
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                      ---------
                                      FORM 10-Q
                                      ---------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

        For the quarterly period ended April 19, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
2,823,339 shares of common stock outstanding as of May 28, 1998

Pulaski Furniture Corporation
Index



PART I:  Financial Statements

     Consolidated Condensed Balance Sheets as of
     April 19, 1998 and November 2, 1997 . . . . . . . . . . . . . . . 2

     Consolidated Condensed Statements of Income
     Three 4-week periods ended April 19, 1998
     and April 20, 1997  . . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Condensed Statements of Income
     Six 4-week periods ended April 19, 1998
     and April 20, 1997  . . . . . . . . . . . . . . . . . . . . . . . 4

     Consolidated Statements of Cash Flows
     Six 4-week periods ended April 19, 1998
     and April 20, 1997  . . . . . . . . . . . . . . . . . . . . . . . 5

     Notes to Consolidated Condensed Financial Statements  . . . . . . 6

     Management's Discussion and Analysis of the
     Consolidated Condensed Statements of Income . . . . . . . . . . . 7


PART II:  Other Information  . . . . . . . . . . . . . . . . . . . . . 9

     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

     Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .  10

Pulaski Furniture Corporation
Consolidated Condensed Balance Sheets
(in thousands)
                                                 April 19,        November 2,
                                                   1998              1997
ASSETS                                          ----------        ----------
Current assets:
  Cash and cash equivalents                     $   1,080         $   2,702
  Accounts receivable, net                         26,613            36,726
                                                ----------        ----------
                                                   27,693            39,428
  Inventories:
    Raw materials                                  15,447            13,270
    Work-in-process                                 6,966             5,220
    Finished goods                                 27,612            27,612
                                                ----------        ----------
                                                   50,025            46,102
    Less LIFO reserve                             (16,455)          (14,758)
                                                ----------        ----------
                                                   33,570            31,344
  Prepaid expenses                                    880               874
  Recoverable income taxes                              0             1,474
  Deferred income taxes                             1,277             1,277
                                                ----------       -----------
    Total current assets                           63,420            74,397

Property, plant and equipment, net                 34,050            35,248
Cash surrender value of life insurance              1,240             1,223
Other                                                  11                11
                                                ----------       -----------
    Total assets                                $  98,721         $ 110,879
                                                ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses:
    Accounts payable                            $   6,742         $   6,222
    Wages and commissions                           1,457             2,902
    Taxes withheld from employees                     467               400
    Other accrued liabilities                       1,804             1,889
                                                ----------        ----------
                                                   10,470            11,413
  Notes payable                                         0            12,000
  Federal and state income taxes                       18                 0
  Current portion of long-term debt                 2,000             2,000
                                                ----------        ----------
    Total current liabilities                      12,488            25,413

Long-term notes payable                            24,898            25,774
Deferred income taxes                               3,697             3,742
Deferred compensation                               2,675             2,681
Shareholders' equity
  Common stock                                      5,434             4,989
  Retained earnings                                49,677            48,479
  Unamortized restricted stock                       (148)             (199)
                                                ----------        ----------
    Total shareholders' equity                     54,963            53,269
    Total liabilities and shareholders' equity  $  98,721         $ 110,879
                                                ==========        ==========
See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                  Three 4-week periods ended
                                      Apr. 19,    Apr. 20,    Incr
                                        1998        1997     (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $ 39,268    $ 35,322   $ 3,946    11.2 %

Costs and expenses
  Cost of sales                        31,505      27,931     3,574    12.8
  Selling & administrative              5,630       5,599        31     0.6
                                    ----------  ----------  --------
Operating income                        2,133       1,792       341    19.0

Other income and expenses
  Interest expense                        343         464      (121)  (26.1)
  Interest income                         (11)         (5)       (6) (120.0)
                                    ----------  ----------  --------
    Total                                 332         459      (127)  (27.7)

Income before income taxes              1,801       1,333       468    35.1

Provision for taxes on income             643         481       162    33.7
                                    ----------  ----------  --------

Net income                           $  1,158    $    852   $   306    35.9
                                    ==========  ==========  ========

Weighted average number
of shares outstanding:
  Basic                             2,815,736   2,797,637
  Diluted                           2,832,942   2,812,316


Earnings per share:
  Basic                                 $0.41       $0.30
  Diluted                               $0.41       $0.30


Cash dividends per share:               $0.17       $0.17















See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                    Six 4-week periods ended
                                      Apr. 19,    Apr. 20,    Incr
                                        1998        1997     (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $ 75,578    $ 70,744   $ 4,834     6.8 %

Costs and expenses
  Cost of sales                        60,720      56,418     4,302     7.6
  Selling & administrative             10,728      10,914      (186)   (1.7)
                                    ----------  ----------  --------
Operating income                        4,130       3,412       718    21.0

Other income and expenses
  Interest expense                        789       1,049      (260)  (24.8)
  Interest income                         (15)         (9)       (6)  (66.7)
                                    ----------  ----------  --------
    Total                                 774       1,040      (266)  (25.6)

Income before income taxes              3,356       2,372       984    41.5

Provision for taxes on income           1,198         856       342    40.0
                                    ----------  ----------  --------

Net income                           $  2,158    $  1,516   $   642    42.3
                                    ==========  ==========  ========

Weighted average number
of shares outstanding:
  Basic                             2,815,732   2,805,377
  Diluted                           2,828,085   2,815,884


Earnings per share:
  Basic                                 $0.77       $0.54
  Diluted                               $0.76       $0.54


Cash dividends per share:               $0.34       $0.34















See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Statements of Cash Flows


                                                    Six 4-week periods ended
                                                     April 19,      April 20,
                                                        1998           1997
                                                   ------------  ------------
OPERATING ACTIVITIES
  Net income                                       $ 2,157,625   $ 1,515,580
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation/amortization          2,286,625     2,437,046
    Provision for deferred income taxes                (45,000)      (45,000)
    Provision for deferred compensation                 (5,402)       35,239
    Changes in operating assets and liabilities:
      Decrease in trade receivables                 10,113,288    12,798,212
      Increase in inventories                       (2,226,660)   (4,520,316)
      Increase in prepaid expenses                      (5,876)     (465,438)
      Decrease in recoverable income taxes           1,473,577             0
      Decrease in accounts payable and
        accrued expenses                              (942,971)     (576,193)
      Increase (decrease) in federal and state
        income taxes payable                            17,805    (1,047,074)
                                                   ------------  ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES         12,823,011    10,132,056

INVESTING ACTIVITIES
  Purchase of property, plant and equipment         (1,037,473)   (1,995,935)
  Increase in cash surrender value                     (16 674)      (14,191)
                                                   ------------  ------------
  NET CASH USED IN INVESTING ACTIVITIES             (1,054,147)   (2,010,126)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock               540,591       486,219
  Repurchase of common stock                           (96,250)     (920,000)
  Payment of dividends                                (959,964)     (957,113)
  Decrease in notes payable                        (12,000,000)   (7,000,000)
  Payments on long-term debt                          (875,730)     (944,272)
                                                   ------------  ------------
  NET CASH USED IN FINANCING ACTIVITIES            (13,391,353)   (9,335,166)
                                                   ------------  ------------

Decrease in cash and cash equivalents               (1,622,489)   (1,213,236)
Cash and cash equivalents at beginning of period     2,702,339     2,396,850
                                                   ------------  ------------
Cash and cash equivalents at end of period         $ 1,079,850   $ 1,183,614
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

In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of April 19, 1998 and November 2, 1997, and the results of operations and cash flows for the three and six 4-week periods ended April 19, 1998 and April 20, 1997.

The results of operations for the three and six 4-week periods ended April 19, 1998 and April 20, 1997 are not necessarily indicative of the results to be expected for the full year. See Management's Discussion and Analysis for a detailed discussion on the cyclical nature of the Corporation's operating results.

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

The following table sets forth the computation of earnings per share:

                        Three 4-week periods ended   Six 4-week periods ended
                        Apr 19, 1998  Apr 20, 1997  Apr 19, 1998  Apr 20, 1997
                        ------------  ------------  ------------  ------------
Numerator:
 Net income             $ 1,157,518   $   851,739   $ 2,157,625   $ 1,515,580

Denominator:
 Denominator for basic
  earnings per share -
  weighted average
  shares                  2,815,736     2,797,637     2,815,732     2,805,377
 Dilutive securities:
  Stock options               8,156         1,737         5,988         1,861
  Stock purchase plan         9,050        12,942         6,365         8,646
 Denominator for diluted
  earnings per share -
  adjusted weighted
  average shares          2,832,942     2,812,316     2,828,085     2,815,884

Basic earnings per share      $0.41         $0.30         $0.77         $0.54
Diluted earnings per share    $0.41         $0.30         $0.76         $0.54

Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income

Comparison of Second Quarter 1998 to Second Quarter 1997 and Two Quarters of 1998 to Two Quarters of 1997 (See pages 3 & 4 for dollar and percent changes.)
------------------------------------------------------------------------------

Sales increased 11% in the second quarter and 7% in the two quarters of 1998 as compared to 1997, reflecting an increased demand for the Corporation's product due largely to the strong retail environment for household furniture. More units were sold in the second quarter and two quarters of 1998, while average selling prices declined slightly below the same periods of 1997.
Cost of sales, as a percentage of sales, were higher in the second quarter and two quarters of 1998 due primarily to the lower selling prices.

Selling and administrative expenses, as a percentage of sales, dropped from 15.9% to 14.3% in the second quarter of 1998, and from 15.4% to 14.2% in the two quarters of 1998 as compared to 1997 due mainly to reductions in product development costs and advertising and promotional expenses. Interest expense decreased due to lower outstanding debt in 1998. Net income was higher, as a percentage of sales, in the 1998 quarter and two quarters due mostly to the higher sales volume.

Historically, the quarterly results of the Corporation have reflected a cyc-lical pattern, as indicated below:
                                             QTR 1    QTR 2    QTR 3    QTR 4
     4-year average of net sales volume      22.4%    22.7%    18.3%    36.6%

This pattern reveals that the Corporation's first quarter, ending in January, has accounted for approximately 22% of net sales volume. The second quarter, ending in April, is roughly equivalent in sales volume to the first quarter, while the third quarter, ending in July, shows a drop in volume to 18%. The remainder, or 37% of sales volume, is recorded in the fourth quarter, which comprises four 4-week reporting periods and which also includes the strongest selling season for certain product lines. However, due to a number of risks and uncertainties beyond the Corporation's control, including economic condi-tions and consumer confidence, historical trends should not be viewed as an accurate predictor of future results. The Corporation believes the results of the second quarter ended April 19, 1998, are reasonable in relation to the historical pattern, considering the retail environment for household furniture.

The Corporation recognizes that the year 2000 presents many challenges for information systems. In light of this recognition, management has enacted a strategic business plan to ensure the needs of the year 2000 are met and that the costs of preparing for this challenge are both understood and manageable.

Based on recent assessments, the Corporation has determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly reflect dates beyond December 31, 1999. If such modifications are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Corporation. The Corporation expects to complete the modifications timely. The Corporation will use both internal and external resources to reprogram, or replace, and test the software for the Year 2000 modifications. The Corporation is funding the Year 2000 project with cash generated from operations. The project will be expensed or capitalized as appropriate over the next two years, and is not expected to have a material effect on the results of operations.

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


Capital Resources and Liquidity
--------------------------------

Working capital provided by operations was $4,394,000 for the two quarters ended April 19, 1998 compared to $3,943,000 for the two quarters ended April 20, 1997. Net working capital increased by $1,948,000 during the first two quarters of 1998 compared with a decrease of $3,402,000 in the first two quarters of 1997.

During the first two quarters of 1998, the Corporation's average amount of outstanding indebtedness for borrowed money was $30,801,141. The weighted average rate of interest on such indebtedness was approximately 5.42% per annum.

Pulaski Furniture Corporation
Part II  -  Other Information



Item 6.    Exhibits and Reports on Form 8-K

  (a)  Exhibits
         27   Financial Data Schedule*

  (b)  Reports on Form 8-K
              There were no reports on Form 8-K filed during the quarter ended April 19, 1998.



* Filed herewith.





Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PULASKI FURNITURE CORPORATION



Date:  May 28, 1998                   /s/ John G. Wampler
                                     ---------------------------------------
                                     John G. Wampler
                                     President and Chief Executive Officer



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

  27          Financial Data Schedule