Form 10-Q
period 1998-07-12
PULASKI FURNITURE CORP
filed 1998-08-21
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                      ---------
                                      FORM 10-Q
                                      ---------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

        For the quarterly period ended July 12, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
2,823,339 shares of common stock outstanding as of August 20, 1998

Pulaski Furniture Corporation
Index



PART I:  Financial Statements

     Consolidated Condensed Balance Sheets as of
     July 12, 1998 and November 2, 1997  . . . . . . . . . . . . . . . 2

     Consolidated Condensed Statements of Income
     Three 4-week periods ended July 12, 1998
     and July 13, 1997 . . . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Condensed Statements of Income
     Nine 4-week periods ended July 12, 1998
     and July 13, 1997 . . . . . . . . . . . . . . . . . . . . . . . . 4

     Consolidated Statements of Cash Flows
     Nine 4-week periods ended July 12, 1998
     and July 13, 1997 . . . . . . . . . . . . . . . . . . . . . . . . 5

     Notes to Consolidated Condensed Financial Statements  . . . . . . 6

     Management's Discussion and Analysis of the
     Consolidated Condensed Statements of Income . . . . . . . . . . . 7


PART II:  Other Information  . . . . . . . . . . . . . . . . . . . .  10

     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . .  10

     Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .  11

Pulaski Furniture Corporation
Consolidated Condensed Balance Sheets
(in thousands)
                                                 July 12,        November 2,
                                                   1998              1997
ASSETS                                          ----------        ----------
Current assets:
  Cash and cash equivalents                     $     137         $   2,702
  Accounts receivable, net                         23,949            36,726
                                                ----------        ----------
                                                   24,086            39,428
  Inventories:
    Raw materials                                  17,928            13,270
    Work-in-process                                 8,830             5,220
    Finished goods                                 31,401            27,612
                                                ----------        ----------
                                                   58,159            46,102
    Less LIFO reserve                             (16,455)          (14,758)
                                                ----------        ----------
                                                   41,704            31,344
  Prepaid expenses                                  1,288               874
  Recoverable income taxes                              0             1,474
  Deferred income taxes                             1,277             1,277
                                                ----------        ----------
    Total current assets                           68,355            74,397

Property, plant and equipment, net                 34,895            35,248
Cash surrender value of life insurance              1,240             1,223
Other                                                  11                11
                                                ----------        ----------
    Total assets                                $ 104,501         $ 110,879
                                                ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses:
    Accounts payable                            $   6,784         $   6,222
    Wages and commissions                           1,668             2,902
    Taxes withheld from employees                     388               400
    Other accrued liabilities                       2,005             1,889
                                                ----------        ----------
                                                   10,845            11,413
  Notes payable                                     5,000            12,000
  Federal and state income taxes                      335                 0
  Current portion of long-term debt                 2,000             2,000
                                                ----------        ----------
    Total current liabilities                      18,180            25,413

Long-term notes payable                            24,887            25,774
Deferred income taxes                               3,675             3,742
Deferred compensation                               2,716             2,681
Shareholders' equity
  Common stock                                      5,434             4,989
  Retained earnings                                49,731            48,479
  Unamortized restricted stock                       (122)             (199)
                                                ----------        ----------
    Total shareholders' equity                     55,043            53,269
    Total liabilities and shareholders' equity  $ 104,501         $ 110,879
                                                ==========        ==========
See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                  Three 4-week periods ended
                                      July 12,    July 13,    Incr
                                        1998        1997     (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $ 32,687    $ 30,054   $ 2,633     8.8 %

Costs and expenses
  Cost of sales                        25,878      33,222    (7,344)  (22.1)
  Selling & administrative              5,633       5,080       553    10.9
  Non-recurring charges                     0         222      (222) (100.0)
                                    ----------  ----------  --------
Operating income                        1,176      (8,470)    9,646

Other income and expenses
  Interest expense                        387         530      (143)  (27.0)
  Interest income                          40           9        31   344.4
                                    ----------  ----------  --------
    Total                                 347         521      (174)  (33.4)

Income before income taxes                829      (8,991)    9,820

Provision for taxes on income             296      (3,246)    3,542
                                    ----------  ----------  --------

Net income                           $    533    $ (5,745)  $ 6,278
                                    ==========  ==========  ========

Weighted average number
of shares outstanding:
  Basic                             2,823,339   2,789,527
  Diluted                           2,846,945   2,789,527


Earnings per share:
  Basic                                 $0.19      ($2.06)
  Diluted                               $0.19      ($2.06)


Cash dividends per share:               $0.17       $0.17














See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                    Nine 4-week periods ended
                                      July 12,    July 13,    Incr
                                        1998        1997     (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $108,265    $100,798   $ 7,467     7.4 %

Costs and expenses
  Cost of sales                        86,599      89,640    (3,041)   (3.4)
  Selling & administrative             16,361      15,994       367     2.3
  Non-recurring charges                     0         222      (222) (100.0)
                                    ----------  ----------  --------
Operating income                        5,305      (5,058)   10,363

Other income and expenses
  Interest expense                      1,175       1,579      (404)  (25.6)
  Interest income                          55          18        37   205.6
                                    ----------  ----------  --------
    Total                               1,120       1,561      (441)  (28.3)

Income before income taxes              4,185      (6,619)   10,804

Provision for taxes on income           1,494      (2,390)    3,884
                                    ----------  ----------  --------

Net income                           $  2,691    $ (4,229)  $ 6,920
                                    ==========  ==========  ========

Weighted average number
of shares outstanding:
  Basic                             2,818,270   2,802,673
  Diluted                           2,834,590   2,802,673


Earnings per share:
  Basic                                 $0.95      ($1.51)
  Diluted                               $0.95      ($1.51)


Cash dividends per share:               $0.51       $0.51














See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Statements of Cash Flows


                                                    Nine 4-week periods ended
                                                     July 12,      July 13,
                                                        1998           1997
                                                   ------------  ------------
OPERATING ACTIVITIES
  Net income                                       $ 2,691,075   $(4,229,327)
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation/amortization          3,477,523     3,277,059
    Provision for deferred income taxes                (67,500)      (67,500)
    Provision for deferred compensation                 35,253        91,301
    Changes in operating assets and liabilities:
      Decrease in trade receivables                 12,777,414    12,628,558
      Increase (decrease) in inventories           (10,361,327)    2,248,067
      Increase in prepaid expenses                    (413,320)     (877,077)
      (Increase) decrease in recoverable
        income taxes                                 1,473,577    (2,921,340)
      Decrease in accounts payable and
        accrued expenses                              (568,033)   (4,053,960)
      Increase (decrease) in federal and state
        income taxes payable                           335,195    (1,348,685)
                                                   ------------  ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES          9,379,857     4,747,096

INVESTING ACTIVITIES
  Purchase of property, plant and equipment         (3,047,339)   (1,643,252)
  (Increase) decrease in cash surrender value          (16,674)      556,964
                                                   ------------  ------------
  NET CASH USED IN INVESTING ACTIVITIES             (3,064,013)   (1,086,288)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock               540,591       486,219
  Repurchase of common stock                           (96,250)     (920,000)
  Payment of dividends                              (1,438,742)   (1,429,293)
  Decrease in notes payable                         (7,000,000)   (3,000,000)
  Payments on long-term debt                          (886,995)     (955,202)
                                                   ------------  ------------
  NET CASH USED IN FINANCING ACTIVITIES             (8,881,396)   (5,818,276)
                                                   ------------  ------------

Decrease in cash and cash equivalents               (2,565,552)   (2,157,468)
Cash and cash equivalents at beginning of period     2,702,339     2,396,850
                                                   ------------  ------------
Cash and cash equivalents at end of period         $   136,787   $   239,382
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

In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of July 12, 1998 and November 2, 1997, and the results of operations and cash flows for the three and nine 4-week periods ended July 12, 1998 and July 13, 1997.

1997 income included a non-recurring non-cash write-off of certain assets and inventories amounting to $9,270,269 pre-tax ($5,923,702 after taxes, or $2.10 per share) announced July 28, 1997. Net income after taxes and before the special charge was $178,795 and $1,694,375 for the third quarter and three quarters of 1997, respectively.

The results of operations for the three and nine 4-week periods ended July 12, 1998 and July 13, 1997 are not necessarily indicative of the results to be expected for the full year. See Management's Discussion and Analysis for a discussion on the cyclical nature of the Corporation's operating results.

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

The following table sets forth the computation of earnings per share:

                        Three 4-week periods ended   Nine 4-week periods ended
                        Jul 12, 1998  Jul 13, 1997  Jul 12, 1998  Jul 13, 1997
                        ------------  ------------  ------------  ------------
Numerator:
 Net income             $   533,450   ($5,744,907)  $ 2,691,075   ($4,229,327)

Denominator:
 Denominator for basic
  earnings per share -
  weighted average
  shares                  2,823,339     2,789,527     2,818,270     2,802,673
 Dilutive securities:
  Stock options              10,481             0         7,702             0
  Stock purchase plan        13,125             0         8,618             0
 Denominator for diluted
  earnings per share -
  adjusted weighted
  average shares          2,846,945     2,789,527     2,834,590     2,802,673

Basic earnings per share      $0.19        ($2.06)        $0.95        ($1.51)
Diluted earnings per share    $0.19        ($2.06)        $0.95        ($1.51)

Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income

Comparison of Third Quarter 1998 to Third Quarter 1997 and Three Quarters of 1998 to Three Quarters of 1997 (See pgs 3 & 4 for dollar and percent changes.)
------------------------------------------------------------------------------
Net sales for the 1998 third quarter and three quarters increased 8.8% and 7.4%, respectively, over the same periods in the prior year, due primarily to stronger retail demand. The total number of units shipped increased by 6.2% for the third quarter, and average selling prices were slightly higher. Unit volume increased by 13.6% for the three quarters, while average selling prices were slightly lower.

Cost of sales, as a percentage of sales, was substantially lower in the 1998 reporting periods due to the one-time charge, discussed in the Notes, which affected the 1997 results. The higher sales volume led to higher capacity utilization, thereby increasing manufacturing efficiencies. Selling and admin-istrative expenses were higher, as a percentage of sales, in the third quarter of 1998 as compared to 1997 due primarily to higher fees paid for consulting and professional services. For the three quarters of 1998, as compared to 1997, selling and administrative expenses were lower as a percentage of sales due primarily to lower product development, marketing and information systems costs. Interest expense was lower in the 1998 reporting periods due to a reduction in debt. Net income was higher in the 1998 quarter and year-to-date due to a combination of all the factors discussed above.

Cyclical Business Environment
-----------------------------
Historically, the quarterly results of the Corporation have reflected a cyc-lical pattern, as indicated below:
                                             QTR 1    QTR 2    QTR 3    QTR 4
     4-year average of net sales volume      22.4%    22.7%    18.3%    36.6%

This pattern reveals that the Corporation's first quarter, ending in January, has accounted for approximately 22% of net sales volume. The second quarter, ending in April, is roughly equivalent in sales volume to the first quarter, while the third quarter, ending in July, shows a drop in volume to 18%. The remainder, or 37% of sales volume, is recorded in the fourth quarter, which comprises four 4-week reporting periods and which also includes the strongest selling season for certain product lines. However, due to a number of risks and uncertainties beyond the Corporation's control, including economic condi-tions and consumer confidence, historical trends should not be viewed as an accurate predictor of future results. The Corporation believes the results of the third quarter ended July 12, 1998, are reasonable in relation to the historical pattern, considering the retail environment for household furniture.

Year 2000
---------
The Corporation recognizes that the year 2000 presents many challenges for information systems. In light of this recognition, management has enacted a strategic business plan to ensure the needs of the year 2000 are met and that the costs of preparing for this challenge are both understood and manageable.

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

Year 2000 (continued)
---------------------
issue could have a material impact on the operations of the Corporation. To date, the Corporation's Year 2000 remediation efforts have progressed to the stage where testing of the new Year 2000 compliant enterprise software is scheduled to begin in the fourth fiscal quarter of 1998. Should the testing process yield satisfactory results, the Corporation anticipates converting to the new system by the end of the current fiscal year. Both internal and external resources are currently being employed to modify and test the new enterprise software.

The Corporation formed a task force to identify critical areas outside of information systems where the Year 2000 issue could have an adverse impact.
In particular, the task force has studied the software and control systems for the Corporation's computerized manufacturing equipment and has determined, by working with the equipment vendors, that the Year 2000 concerns related to such equipment have been properly addressed.

The principal cost associated with the Year 2000 issue has been the purchase of compliant enterprise software and the requisite hardware over which it operates. Additional support applications have been purchased or developed in-house as needed, and the total software costs to date have not exceeded, nor are expected to exceed, $700,000. Compliant hardware was put into service over the past three years in conjunction with the Corporation's migration to a client-server network, which was a planned upgrade unrelated to the Year 2000 issue. Additional hardware has been purchased in 1998 relating specif-ically to the Year 2000 enterprise software at a cost not exceeding $100,000. No further hardware requirements have been identified with the Year 2000 issue. User education and training costs to date have amounted to less than $100,000 and are not expected to exceed that amount in total. At the present time, the Corporation believes there are no other material costs which relate to the Year 2000 issue. Funding for the Year 2000 project has been provided by cash generated from operations. The project expenditures are being cap-italized or expensed as appropriate, and are not expected to have a material effect on the results of operations.

The Corporation cannot fully assess the risks of the Year 2000 problem due to numerous uncertainties surrounding the issue. Management believes that the primary risks are external to the Corporation and relate solely to the Year 2000 readiness of the Corporation's business partners. Formal communications with all significant suppliers, customers and financial service organizations of the Corporation is currently underway to determine the extent to which the Corporation might be made vulnerable by those third parties' failure to remediate their own Year 2000 issue. The Corporation has determined that it has no exposure to contingencies related to the Year 2000 issue for products already sold.


Capital Resources and Liquidity
--------------------------------
Working capital provided by operations was $6,136,000 for the three quarters ended July 12, 1998 compared to ($928,000) for the three quarters ended July 13, 1997. Net working capital increased by $1,191,000 during the first three quarters of 1998 compared with a decrease of $4,832,000 in the first three quarters of 1997.

Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income (cont.)

Capital Resources and Liquidity (continued)
-------------------------------------------
During the first three quarters of 1998, the Corporation's average amount of outstanding indebtedness for borrowed money was $29,843,590. The weighted average rate of interest on such indebtedness was approximately 5.24% per annum.

Pulaski Furniture Corporation
Part II  -  Other Information



Item 6.    Exhibits and Reports on Form 8-K

  (a)  Exhibits
         27   Financial Data Schedule*

  (b)  Reports on Form 8-K
              There were no reports on Form 8-K filed during the quarter ended July 12, 1998.



* Filed herewith.





Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PULASKI FURNITURE CORPORATION



Date:  August 20, 1998                /s/ John G. Wampler
                                     ---------------------------------------
                                     John G. Wampler
                                     President and Chief Executive Officer



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