Form 10-K
period 1998-11-01
PULASKI FURNITURE CORP
filed 1999-01-25
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 -------------

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 1, 1998
                                       OR

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

Aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 18, 1998: $47,647,900.**

Number of shares of Common Stock outstanding as of December 18, 1998:  2,894,597

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

** In determining this figure, the registrant has assumed that all of its officers, directors and persons known to the registrant to be the beneficial owners of more than five percent of the registrant's Common Stock are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose. The aggregate market value has been computed based on the last sale price for December 18, 1998, as reported by Nasdaq Amex Online.


                      DOCUMENTS INCORPORATED BY REFERENCE


1. Portions of Pulaski Furniture Corporation's 1998 Annual Report to Security Holders are incorporated by reference into Parts II and IV of this Form 10-K.

2. Portions of Pulaski Furniture Corporation's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders (filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934) are incorporated by reference into Part III of this Form 10-K.

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

Marketing and Promotion

      Through a sales force of about 100 persons, including 55 regular commission salesmen, the Company serves approximately 11,000 retail customers located in all fifty states of the United States, the District of Columbia, Puerto Rico, Canada, Mexico, Australia, New Zealand, the European Common Market and parts of the Far East. The substantial majority of the Company's sales are within the United States and its territories. However, the Company has experienced growth in its international sales over the course of the last few years. During the Company's fiscal years ended in 1998, 1997 and 1996, export sales by the Company aggregated approximately $11,218,938, $8,614,955 and $9,974,040, respectively.

      The sales force for the Company's products is responsible to two national sales managers organized by product lines. One national sales manager is responsible for the Company's sales for the Pulaski and Accentrics divisions, and the other national sales manager is responsible for the Company's sales for the Ridgeway division. Both national sales managers report to the Vice President-Sales. In addition, most of the Company's foreign export sales are made through foreign representatives and distributors, who report to the Company's respective national sales manager.

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

      For the display of its products, the Company maintains permanent showrooms at the International Home Furnishings Market in High Point, North Carolina, the Tupelo Furniture Market in Tupelo, Mississippi and the San Francisco Mart in San Francisco, California. The annual rentals for these display facilities total approximately $458,491.

      As of November 1, 1998, the Company's unfilled customers' orders for furniture and clocks totaled approximately $31.3 million (compared with approximately $23.7 million as of November 2, 1997). The backlog of unfilled orders is valued at prices prevailing at the time the orders were taken. The Company expects to fill all of the unfilled customer orders for the 1998 fiscal year during the 1999 fiscal year.

      Demand for the Company's furniture products generally is highest in the period from September through January and lowest in June and August. Demand for the Company's clock products is generally highest in the period from August through December.

Competition

      The business in which the Company is engaged is highly competitive with several manufacturers competing for product acceptability in the retail market. Competition within the markets for medium-priced wooden bedroom, dining room and occasional furniture and for clocks occurs principally in the areas of style, quality and price. The Company has recently been successful in introducing new lines that were favorably received by the market. Although it is difficult to compare manufacturers by size, the Company estimates that, based on its 1998 net sales, the Company ranks among the 25 largest furniture manufacturers in the United States.

Employees

      The Company employs approximately 2,100 persons on a full-time basis, approximately 7% of whom are salaried and none of whom is represented by a labor union. The Company considers its employee relations to be good.

Item 2.     Properties

General

      The Company owns all of its manufacturing and warehouse facilities, except warehouse space in Pulaski, Radford and Martinsville, Virginia (each of which is rented on a monthly basis). The Company's operating plants are well-maintained and include many items of equipment and machinery of recent design. The Company believes that its present operating plant capacity is sufficient to meet current and projected future demand for its products.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item *.     Executive Officers of the Registrant

      The Company's executive officers are as follows:

                                     Year
                                     First
       Name                  Age    Elected               Office
       ----                  ---    -------               ------

John G. Wampler              40       1988     President and Chief
                                               Executive Officer

Randolph V. Chrisley         50       1983     Vice President - Sales

Ira S. Crawford              61       1978     Vice President -
                                               Administration, Secretary

Jason A. Gibbs               65       1969     Vice President - Chief
                                               Financial Officer,
                                               Treasurer

James H. Kelly               56       1971     Vice President - Product
                                               Development

Paul T. Purcell              50       1998     Vice President - Credit
                                               Administration

James W. Stout               53       1996     Vice President -
                                               Manufacturing

Raymond E. Winters, Jr.      40       1998     Vice President -
                                               Operations

      John G. Wampler is the son of Bernard C. Wampler. Each of the executive officers, other than Messrs. Purcell, Stout and Winters has been an officer of the Company for the last five years. Mr. Purcell has been with the Corporation since 1993, as Director of Credit until being named Vice President of Credit Administration in 1998. Mr. Stout has been with the Corporation since 1972, starting as a trainee. In 1975, he was promoted to the position of Plant Manager of our Pulaski Plant and held that position until being named Vice President of Manufacturing in 1996. Raymond E. Winters Jr., was previously the Director of Manufacturing and Quality Assurance with Rowe Furniture. He has been with the Corporation since 1995, as Director of Continuous Improvement until being named Vice President of Operations in 1998. The Company's executive officers are elected by and serve at the pleasure of the Company's Board of Directors.

                                    PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters

      The information contained on page 2 of the Company's 1998 Annual Report to Security Holders is incorporated herein by reference.

Item 6.     Selected Financial Data

      The information contained on page 3 of the Company's 1998 Annual Report to Security Holders is incorporated herein by reference.

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

      The information contained on pages 4 and 5 of the Company's 1998 Annual Report to Security Holders is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures about
            Market Risk

      The information contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations on page 4 of the Company's 1998 Annual Report to Security Holders is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

      The financial statements contained on pages 6 through 15 of the Company's 1998 Annual Report to Security Holders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant

      The Company's 1999 Proxy Statement contains information on pages 1 through 3 concerning directors, persons nominated to become directors, and executive officers of the Company. Such information is incorporated herein by reference. See "Executive Officers of the Registrant" and "Certain Directors of the Registrant" at the end of Part I hereof, for further information.

Item 11.    Executive Compensation

      The Company's 1999 Proxy Statement contains information on pages 5 through 7 concerning executive compensation. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management

      The Company's 1999 Proxy Statement contains information on pages 3 and 4 concerning security ownership of certain beneficial owners and management and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

      The Company's 1999 Proxy Statement contains information on page 8 concerning certain relationships and related transactions and is incorporated herein by reference.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) The following financial statements of the registrant, included in the 1998 Annual Report to Security Holders, are incorporated herein by reference in Item 8:

            Consolidated balance sheets -- November 1, 1998 and November 2, 1997

            Consolidated statements of income and retained earnings -- Years ended November 1, 1998, November 2, 1997 and November 3, 1996

            Consolidated statements of cash flows -- Years ended November 1, 1998, November 2, 1997 and November 3, 1996

            Notes to consolidated financial statements

      (a)(2) The following financial statement schedules of Pulaski Furniture Corporation are included in Item 14(d):

            Schedule II -- Valuation and Qualifying Accounts

-------------------------------------------------------------------------------------------
          COL. A              COL. B             COL. C              COL. D      COL. E
-------------------------------------------------------------------------------------------
                                                ADDITIONS
                                        --------------------------
        DESCRIPTION          Balances       (1)          (2)                   Balance at
                                at       Charged to   Charged to  Deductions     End of
                             Beginning   Costs and      Other     - Describe     Period
                             of Period    Expenses     Accounts
                                                      - Describe
-------------------------------------------------------------------------------------------

Year Ended November 1,
1998:
 Deducted from asset
  accounts
   Allowance for doubtful
     accounts                $  950,000    $632,467                $632,467(1)   $950,000
                             ----------    --------                --------      --------
Year Ended November 2,
1997:
 Deducted from asset
   accounts
   Allowance for doubtful
     accounts                $  900,000    $474,325                $425,325 (1)  $950,000
                             ----------    --------                --------      --------
Year Ended November 3,
1996:
  Deducted for asset
    accounts
   Allowance for doubtful
     accounts                $1,000,000    $125,217                $225,217 (1)  $900,000
                             ----------    --------                --------      --------

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

           4.20 Amendment to Promissory Note made by the Company to Wachovia Bank of North Carolina, N.A., dated July 25, 1994 (9)

           4.21 Rights Agreement between Pulaski Furniture Corporation and First Union National Bank, dated as of December 15, 1997 (12)

          10.1 Deferred Compensation Agreement between the Company and Bernard C. Wampler dated December 2, 1977 (2) (11)

          10.2    The Company's Stock Option Plan (7) (11)

          10.3    The Company's Executive Life Insurance Plan (5) (11)

          10.4    The Company's Production and Administrative Incentive Plans
                  (5) (11)

          10.5 Conversion Agreement between Pulaski Furniture Corporation and Sovran Bank, N.A., dated as of March 3, 1986 (5) (11)

          10.6    The Company's 1996 Salaried Employees Stock Purchase Plan
                  (11)(13)

          11      Computation of Earnings Per Share

          13 Pulaski Furniture Corporation's 1998 Annual Report to Security Holders (3)

          20 Pulaski Furniture Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held February 12, 1999

          21      Subsidiaries of Registrant

          23      Consent of Ernst & Young LLP

          27      Financial Data Schedule (10)

Footnotes:
      (1) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 1984

      (2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1977

      (3) With the exception of the information incorporated herein by reference to the Company's Annual Report for the fiscal year ended November 1, 1998, the Annual Report shall not be deemed "filed" as part of this report on Form 10-K

      (4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 27, 1985

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

      (6) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1988

      (7) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1989

      (8) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993

      (9) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1995

      (10) The Electronic Data Schedule is submitted with the electronic filing of the Company's Annual Report on Form 10-K but shall not be deemed to be "filed" as part of this report

      (11) These items are compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this Form 10-K

      (12) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1997

      (13)  Incorporated  herein  by  reference  to the  Company's  Registration
            Statement on Form S-8 as of November 25, 1998 (SEC File Number 333-67941)

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


                                    PULASKI FURNITURE CORPORATION
                                    (Registrant)


Date:  January 25, 1999             By    /s/   John G. Wampler
                                    ----------------------------------
                                            John G. Wampler,
                                            President, Chief
                                         Executive Officer and
                                       Principal Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  January 21, 1999       By:           /s/  Bernard C. Wampler
                                  ----------------------------------------
                                                  Bernard C. Wampler,
                                                 Director and Chairman
                                                     of the Board


Date:  January 22, 1999       By:          /s/  Robert C. Greening, Jr.
                                   --------------------------------------
                                               Robert C. Greening, Jr.,
                                                       Director

Date:  January 25, 1999       By:            /s/ Harry J.G. van Beek
                                    -----------------------------------
                                                 Harry J.G. van Beek,
                                                       Director

Date:  January 25, 1999       By:          /s/ O. Kenton McCartney, III.
                                  ----------------------------------------
                                              O. Kenton McCartney, III.,
                                                       Director

Date:  January 25, 1999       By:             /s/   John G. Wampler
                                  -----------------------------------------
                                                   John G. Wampler,
                                                       Director
                                             (Principal Financial Officer)


Date:  January 23, 1999       By:            /s/   Harry H. Warner
                                   ----------------------------------------
                                                   Harry H. Warner,
                                                       Director

Date:  January 21, 1999       By:            /s/ Hugh V. White, Jr.
                                  ------------------------------------------
                                                  Hugh V. White, Jr.,
                                                       Director

Date:  January 25, 1999       By:            /s/   Carl W. Hoffman
                                  ------------------------------------------
                                                   Carl W. Hoffman,
                                                       Treasurer

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

10.2     The Company's Stock Option Plan

10.3     The Company's Executive Life Insurance Plan

10.4     The Company's Production and Administrative Bonus Plans

10.5     Conversion  Agreement between Pulaski Furniture  Corporation and Sovran
         Bank, N.A., dated as of March 3, 1986

10.6     The Company's 1996 Salaried Employees Stock Purchase Plan

11       Computation of Earnings Per Share*                                          1

13 Pulaski Furniture Corporation's 1998 Annual Report to Security Holders

20 Pulaski Furniture Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held February 12, 1998

21       Subsidiaries of Registrant*                                                 3

23       Consent of Ernst & Young LLP*                                               4

27       Financial Data Schedule



--------
*Filed with this Report on Form 10-K; all other exhibits are herein incorporated by reference