Form 10-Q
period 1999-01-24
PULASKI FURNITURE CORP
filed 1999-02-25
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                      ---------
                                      FORM 10-Q
                                      ---------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

        For the quarterly period ended January 24, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
2,894,597 shares of common stock outstanding as of February 25, 1999

Pulaski Furniture Corporation
Index



PART I:  Financial Statements

     Consolidated Condensed Balance Sheets as of
     January 24, 1999 and November 1, 1998 . . . . . . . . . . . . . . 2

     Consolidated Condensed Statements of Income
     Three 4-week periods ended January 24, 1999
     and January 25, 1998  . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Statements of Cash Flows
     Three 4-week periods ended January 24, 1999
     and January 25, 1998  . . . . . . . . . . . . . . . . . . . . . . 4

     Notes to Consolidated Condensed Financial Statements  . . . . . . 5

     Management's Discussion and Analysis of the
     Consolidated Condensed Statements of Income . . . . . . . . . . . 6


PART II:  Other Information  . . . . . . . . . . . . . . . . . . . . . 9

     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .10

     Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .  11

Pulaski Furniture Corporation
Consolidated Condensed Balance Sheets
(in thousands)
                                                 January 24,       November 1,
                                                   1999               1998
ASSETS                                          ----------        ----------
Current assets:
  Cash and cash equivalents                     $     182         $   1,452
  Accounts receivable, net                         32,036            38,411
                                                ----------        ----------
                                                   32,218            39,863
  Inventories:
    Raw materials                                  16,824            17,824
    Work-in-process                                 8,329             8,253
    Finished goods                                 30,496            29,024
                                                ----------        ----------
                                                   55,649            55,101
    Less LIFO reserve                             (16,260)          (16,111)
                                                ----------        ----------
                                                   39,389            38,990
  Prepaid expenses                                    462               803
  Deferred income taxes                               687               687
                                                ----------        ----------
    Total current assets                           72,756            80,343

Property, plant and equipment, net                 34,718            35,225
Cash surrender value of life insurance              2,053             2,049
Other                                                  11                11
                                                ----------        ----------
    Total assets                                $ 109,538         $ 117,628
                                                ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses:
    Accounts payable                            $   8,171         $   7,685
    Wages and commissions                           1,012             3,948
    Taxes withheld from employees                     620               355
    Other accrued liabilities                       1,464             2,096
                                                ----------        ----------
                                                   11,267            14,084
  Notes payable                                     6,000            12,000
  Federal and state income taxes                      663               754
  Current portion of long-term debt                 2,000             2,000
                                                ----------        ----------
    Total current liabilities                      19,930            28,838

Long-term notes payable                            23,330            23,765
Deferred income taxes                               3,509             3,532
Deferred compensation                               2,792             2,875
Shareholders' equity
  Common stock                                      6,964             6,328
  Retained earnings                                53,755            52,956
  Unamortized restricted stock                       (742)             (666)
                                                ----------        ----------
    Total shareholders' equity                     59,977            58,618
    Total liabilities and shareholders' equity  $ 109,538         $ 117,628
                                                ==========        ==========

See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                  Three 4-week periods ended
                                       Jan 24,     Jan 25,    Incr
                                        1999        1998     (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $ 40,942    $ 36,310   $ 4,632    12.8 %

Costs and expenses
  Cost of sales                        32,997      29,215      3,782   12.9
  Selling & administrative              5,690       5,092        598   11.7
                                    ----------  ----------  --------
     Total                             38,687      34,307      4,380   12.8
                                    ----------  ----------  --------
Operating income                        2,255       2,003        252   12.6

Other income and expenses
  Interest expense                        471         446        25     5.6
  Interest income                         (14)         (4)      (10) (250.0)
  Miscellaneous income                   (198)          6      (204)(3400.0)
                                    ----------  ----------  --------
    Total                                 259         448      (189)  (42.2)

Income before income taxes              1,996       1,555       441    28.4

Provision for taxes on income             705         555       150    27.0
                                    ----------  ----------  --------

Net income                           $  1,291    $  1,000   $   291    29.1
                                    ==========  ==========  ========

Weighted average number
of shares outstanding:
  Basic                             2,880,409   2,815,724
  Diluted                           2,891,096   2,824,204


Earnings per share:
  Basic                                 $0.45       $0.36
  Diluted                               $0.45       $0.35


Cash dividends per share:               $0.17       $0.17












See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Statements of Cash Flows


                                                   Three 4-week periods ended
                                                    January 24,   January 25,
                                                        1999          1998
                                                   ------------  ------------
OPERATING ACTIVITIES
  Net income                                       $ 1,291,326   $ 1,000,107
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation/amortization          1,101,201     1,152,624
    Provision for deferred income taxes                (22,500)      (22,500)
    Provision for deferred compensation                (82,864)      (52,582)
    Changes in operating assets and liabilities:
      Decrease in trade receivables                  6,375,613    11,760,138
      Increase (decrease) in inventories              (399,681)    2,008,859
      Decrease in prepaid expenses                     340,861       412,946
      Decrease in recoverable
        income taxes                                         0     1,473,577
      Decrease in accounts payable and
        accrued expenses                            (2,816,193)   (2,937,763)
      Increase (decrease) in federal and state
        income taxes payable                           (91,487)      102,361
                                                   ------------  ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES          5,696,276    14,897,767

INVESTING ACTIVITIES
  Purchase of property, plant and equipment           (669,820)     (520,020)
  Increase in cash surrender value                      (3,470)            0
                                                   ------------  ------------
  NET CASH USED IN INVESTING ACTIVITIES               (673,290)     (520,020)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock               635,701       514,930
  Repurchase of common stock                                 0       (96,250)
  Payment of dividends                                (492,081)     (477,925)
  Decrease in notes payable                         (6,000,000)  (10,000,000)
  Payments on long-term debt                          (436,204)     (435,979)
                                                   ------------  ------------
  NET CASH USED IN FINANCING ACTIVITIES             (6,292,584)  (10,495,224)
                                                   ------------  ------------

Increase (decrease) in cash and cash equivalents    (1,269,598)    3,882,523
Cash and cash equivalents at beginning of period     1,452,166     2,702,339
                                                   ------------  ------------
Cash and cash equivalents at end of period         $   182,568   $ 6,584,862
                                                   ============  ============









See accompanying notes to financial statements.

Pulaski Furniture Corporation
Notes to Consolidated Condensed Financial Statements

See notes to financial statements included in the Corporation's 10-K for the year ended November 1, 1998, for information concerning accounting policies, long-term debt, stock options and other financial matters. There have been no material changes in financial matters since November 1, 1998.

The Corporation has signed a Letter of Intent to purchase Dawson Heritage Furniture Co., Inc., located in Southwest Missouri. The Corporation intends to borrow approximately $17,000,000 in the next fiscal quarter to finance the cost of the acquisition and the Corporation expects to service the new debt with the earnings from operations of the acquired facility. No other borrowings are contemplated by the Corporation at this time.

The Corporation has entered into a short-term agreement with Dawson Heritage Furniture Company, Inc. which compensates the Corporation for marketing related services. Accordingly, for the quarter ended January 24, 1999, the Corporation has recognized miscellaneous other income in the amount of $242,000 under the terms of this agreement.

In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of January 24, 1999 and November 1, 1998, and the results of operations and cash flows for the three 4-week periods ended January 24, 1999 and January 25, 1998.

The results of operations for the three and nine 4-week periods ended January 24, 1999 and January 25, 1998 are not necessarily indicative of the results to be expected for the full year. See Management's Discussion and Analysis for a discussion on the cyclical nature of the Corporation's operating results.


The following table sets forth the computation of earnings per share:

                                                   Three 4-week periods ended
                                                    January 24,   January 25,
                                                       1999          1998
                                                   ------------  ------------
Numerator:
  Net income                                       $ 1,291,326   $ 1,000,107

Denominator:
  Denominator for basic earnings per
    share - weighted average shares                  2,880,409     2,815,724
  Effect of dilutive securities:
    Stock options                                        7,183         4,800
    Stock purchase plan                                  3,504         3,680
  Denominator for diluted earnings per
    share - adjusted weighted average shares         2,891,096     2,824,204

Basic earnings per share                                 $0.45         $0.36
Diluted earnings per share                               $0.45         $0.35

Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income

Comparison of First Quarter 1999 to First Quarter 1998 (See page 3 for dollar and percent changes.)
-----------------------------------------------------------------------------
A robust retail environment in the first quarter of 1999 resulted in an increase in orders throughout the period and was the primary reason for the sales increase compared with the 1998 quarter. The increase in net income was due primarily to the sales increase. As discussed in Notes to the financial statements, the Corporation recognized miscellaneous other income in the first quarter of 1999 for marketing related services.

Seasonality
-----------
Historically, the quarterly results of the Corporation have reflected a cyc-lical pattern, as indicated below:
                                             QTR 1    QTR 2    QTR 3    QTR 4
     4-year average of net sales volume      22.30%   22.88%   18.37%   36.46%

This pattern reveals that the Corporation's first quarter, ending in January, has accounted for approximately 22% of net sales volume. The second quarter, ending in April, is roughly equivalent in sales volume to the first quarter, while the third quarter, ending in July, shows a drop in volume to 18%. The remainder, or 36% of sales volume, is recorded in the fourth quarter, which comprises four 4-week reporting periods and which also includes the strongest selling season for certain product lines. However, due to a number of risks and uncertainties beyond the Corporation's control, including economic condi-tions and consumer confidence, historical trends should not be viewed as an accurate predictor of future results. The Corporation believes the results of the third quarter ended January 24, 1999, are reasonable in relation to the historical pattern, considering the retail environment for household furniture.

Year 2000
---------
The Corporation realizes that the year 2000 presents many challenges for information systems and the overall exchange of business related information. To address this event, management has embarked on a strategic plan to ensure that the needs of the Year 2000 are met and that the costs are understood. Based on the assessments made pursuant to the strategic plan, the Corporation determined that it would be required to modify or replace significant portions of its software so that its computer systems would properly reflect dates beyond December 31, 1999. The Corporation realizes that if such modifications were not made, or in the event they are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Corp-oration. The Corporation's Year 2000 remediation efforts progressed through the selection phase into the testing phase in the beginning of the fourth fiscal quarter of 1998, where both internal and external resources were employed to modify and test new enterprise software. These efforts culminated in the recent installation, as of the 1998 fiscal year end, of the necessary equipment and software to assure that the computer systems are Year 2000 compliant. Additionally, the Corporation has undertaken to identify critical areas outside of the information systems were the Year 2000 issue could have an adverse impact on the Corporation.

Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income (cont.)

Year 2000 (continued)
---------------------
The principal cost associated with the Year 2000 issue has been the purchase of compliant enterprise software and the requisite hardware over which it operates. Additional support applications have been purchased or developed in-house as needed, and the total software costs to date have not exceeded, nor are expected to exceed, $700,000. Compliant hardware was put into service over the past three years in conjunction with the Corporation's migration to a client-server network, which was a planned upgrade unrelated to the Year 2000 issue. Additional hardware has been purchased in 1998 relating specif-ically to the Year 2000 enterprise software at a cost not exceeding $100,000. No further hardware requirements have been identified with the Year 2000 issue. User education and training costs to date have amounted to less than $100,000 and are not expected to exceed that amount in total. At the present time, the Corporation believes there are no other material costs which relate to the Year 2000 issue. Funding for the Year 2000 project has been provided by cash generated from operations. The project expenditures are being cap-italized or expensed as appropriate, and are not expected to have a material effect on the results of operations.

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

The failure to correct a material Year 2000 problem could result in an inter-ruption, or failure of certain normal business activities or operations, which could materially and adversely affect the Corporation's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Corporation is unable at this time whether the consequences of the Year 2000 problems will have a material impact on the Corporation's results of operations, liquidity or financial condition.

This discussion of the Corporation's readiness for the Year 2000, including statements regarding anticipated completion dates for various phases of the Corporation's Year 2000 strategic plan, estimated costs for the Year 2000 readiness, the determination of likely worst case scenarios, actions to be taken in the event of such worst case scenarios and the impact on the Corporation of any delays or problems in the implementation of Year 2000 initiatives by the Corporation and/or any suppliers, service providers, and customers involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Corporation, include but are not limited to, government regulations and/or legislative initiative, variation in costs or expenses relating to the implementation of the Year 2000 initiatives, changes

Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income (cont.)

in the scope of improvements to Year 2000 initiatives and delays or problems in the implementation of Year 2000 initiatives by the Corporation and/or any public or private sector suppliers and service providers and customers.

Capital Resources and Liquidity
--------------------------------
Working capital provided by operations was $2,287,000 for the quarter ended January 24, 1999 compared to $2,100,000 for the quarter ended January 25, 1998. Net working capital increased by $1,321,000 during the first quarter of 1999 compared with an increase of $1,063,000 in the first quarter of 1998.

During the first quarter of 1999, the Corporation's average amount of outstanding indebtedness for borrowed money was $35,751,093. The weighted average rate of interest on such indebtedness was approximately 5.71% per annum.


Cautionary Factors
------------------
Some of the information presented in this report, constitutes forward looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Corporation believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, comp-etition from other manufacturers, changes in the demand for the Corporation's products, increases in the cost of the product, changes in the market in general, fluctuations in currencies, and possible problems incurred in the Year 2000 strategic plan.

Pulaski Furniture Corporation
Part II  -  Other Information


Item 4.    Submission of Matters to a Vote of Security Holders

  On February 12, 1999, the Corporation held its annual meeting of share-holders, at which the following business was transacted:

    Bernard C. Wampler, Harry J.G. van Beek, and Harry H. Warner were elected to serve as Class III directors of the Corporation, each for a term of three years.

  The votes for the election of the directors were as follows:

                                       FOR     AGAINST     ABSTAIN
                                 ----------  ----------  ----------
        Mr. Wampler               2,735,197           0      11,546
        Mr. Van Beek              2,735,197           0      11,546
        Mr. Warner                2,735,197           0      11,546

  The terms of the following directors continued beyond the 1999 annual meeting: Hugh V. White, Jr., O. Kenton McCartney, III, Robert C. Greening, Jr., and John G. Wampler.

Item 5.    Other Information

  All other information called for by other items of Part II of the Form 10-Q is either inapplicable or the response to the items would be negative.



Item 6.    Exhibits and Reports on Form 8-K

  (a)  Exhibits
         27   Financial Data Schedule*

  (b)  Reports on Form 8-K
              A Form 8-K, dated November 4, 1998 and filed with the Securities and Exchange Commission on November 6, 1998, containing in Item 5 thereof the announcement of a signed letter of intent to purchase substantially all of the assets of Dawson Heritage Furniture Company, Inc.



* Filed herewith.

Pulaski Furniture Corporation
Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PULASKI FURNITURE CORPORATION



Date:  February 25, 1999               /s/ John G. Wampler
                                     ---------------------------------------
                                     John G. Wampler
                                     President and Chief Executive Officer
                                     (Principal Accounting Officer)


                                      /s/ Carl W. Hoffman
                                     ---------------------------------------
                                     Carl W. Hoffman
                                     Treasurer

Pulaski Furniture Corporation
Exhibit Index


Exhibit
Number                   Description

  27          Financial Data Schedule