Form 10-Q
period 1999-04-18
PULASKI FURNITURE CORP
filed 1999-06-02
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                      ---------
                                      FORM 10-Q
                                      ---------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

        For the quarterly period ended April 18, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
2,829,656 shares of common stock outstanding as of April 18, 1999

Pulaski Furniture Corporation
Index



PART I:  Financial Statements

     Consolidated Condensed Balance Sheets as of
     April 18, 1999 and November 1, 1998   . . . . . . . . . . . . . . 2

     Consolidated Condensed Statements of Income
     Three 4-week periods ended April 18, 1999
     and April 19, 1998    . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Condensed Statements of Income
     Six 4-week periods ended April 18, 1999
     and April 19, 1998    . . . . . . . . . . . . . . . . . . . . . . 4

     Consolidated Statements of Cash Flows
     Six 4-week periods ended April 18, 1999
     and April 19, 1998    . . . . . . . . . . . . . . . . . . . . . . 5

     Notes to Consolidated Condensed Financial Statements  . . . . . . 6

     Management's Discussion and Analysis of the
     Consolidated Condensed Statements of Income . . . . . . . . . . . 8


PART II:  Other Information  . . . . . . . . . . . . . . . . . . . . .11

     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .12

     Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .  13

Pulaski Furniture Corporation
Consolidated Condensed Balance Sheets
(in thousands)
                                                 April 18,       November 1,
                                                   1999               1998
ASSETS                                          ----------        ----------
Current assets:
  Cash and cash equivalents                     $     744         $   1,452
  Accounts receivable, net                         35,597            38,411
                                                ----------        ----------
                                                   36,341            39,863
  Inventories:
    Raw materials                                  17,311            17,824
    Work-in-process                                 7,838             8,253
    Finished goods                                 36,499            29,024
                                                ----------        ----------
                                                   61,648            55,101
    Less LIFO reserve                             (17,782)          (16,111)
                                                ----------        ----------
                                                   43,866            38,990
  Prepaid expenses                                    850               803
  Deferred income taxes                               687               687
                                                ----------        ----------
    Total current assets                           81,744            80,343

Property, plant and equipment, net                 39,786            35,225
Cash surrender value of life insurance                836             2,049
Excess purchase price over fair value of
  assets acquired                                   6,756                 0
Other                                                  11                11
                                                ----------        ----------
    Total assets                                $ 129,133         $ 117,628
                                                ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses:
    Accounts payable                            $   7,615         $   7,685
    Wages and commissions                             790             3,948
    Taxes withheld from employees                   1,007               355
    Other accrued liabilities                       2,395             2,096
                                                ----------        ----------
                                                   11,807            14,084
  Notes payable                                     9,000            12,000
  Federal and state income taxes                      507               754
  Current portion of long-term debt                 2,000             2,000
                                                ----------        ----------
    Total current liabilities                      23,314            28,838
Long-term notes payable                            39,889            23,765
Deferred income taxes                               3,509             3,532
Deferred compensation                               2,829             2,875
Shareholders' equity
  Common stock                                      5,502             6,328
  Retained earnings                                54,768            52,956
  Unamortized restricted stock                       (678)             (666)
                                                ----------        ----------
    Total shareholders' equity                     59,592            58,618
    Total liabilities and shareholders' equity  $ 129,133         $ 117,628
                                                ==========        ==========
See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                  Three 4-week periods ended
                                     April 18,   April 19,    Incr
                                        1999        1998     (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $ 43,701    $ 39,268   $ 4,433    11.3 %

Costs and expenses
  Cost of sales                        35,435      31,505      3,930   12.5
  Selling & administrative              5,755       5,558        197    3.5
                                    ----------  ----------  --------
     Total                             41,190      37,063      4,127   11.1
                                    ----------  ----------  --------
Operating income                        2,511       2,205        306   13.9

Other income and expenses
  Interest expense                        523         343       180    52.5
  Interest income                         (63)        (11)      (52) (472.7)
  Miscellaneous (income) expense         (276)         72      (348)  483.3
                                    ----------  ----------  --------
    Total                                 184         404      (220)  (54.5)

Income before income taxes              2,327       1,801       526    29.2

Provision for taxes on income             822         643       179    27.8
                                    ----------  ----------  --------

Net income                           $  1,505    $  1,158   $   347    30.0
                                    ==========  ==========  ========

Weighted average number
of shares outstanding:
  Basic                             2,868,278   2,815,736
  Diluted                           2,883,698   2,832,942


Earnings per share:
  Basic                                 $0.52       $0.41
  Diluted                               $0.52       $0.41


Cash dividends per share:               $0.17       $0.17












See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                  Six 4-week periods ended
                                     April 18,   April 19,    Incr
                                        1999        1998     (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $ 84,643    $ 75,578   $ 9,065    12.0 %

Costs and expenses
  Cost of sales                        68,431      60,720      7,711   12.7
  Selling & administrative             11,445      10,649        796    7.5
                                    ----------  ----------  --------
     Total                             79,876      71,369      8,507   11.9
                                    ----------  ----------  --------
Operating income                        4,767       4,209        558   13.3

Other income and expenses
  Interest expense                        994         789       205    26.0
  Interest income                         (77)        (15)      (62) (413.3)
  Miscellaneous (income) expense         (474)         79      (553)  700.0
                                    ----------  ----------  --------
    Total                                 443         853      (410)  (48.1)

Income before income taxes              4,324       3,356       968    28.8

Provision for taxes on income           1,527       1,198       329    27.5
                                    ----------  ----------  --------

Net income                           $  2,797    $  2,158   $   639    29.6
                                    ==========  ==========  ========

Weighted average number
of shares outstanding:
  Basic                             2,874,343   2,815,732
  Diluted                           2,886,673   2,828,085


Earnings per share:
  Basic                                 $0.97       $0.77
  Diluted                               $0.97       $0.76


Cash dividends per share:               $0.34       $0.34












See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Statements of Cash Flows


                                                     Six 4-week periods ended
                                                      April 18,     April 19,
                                                        1999          1998
                                                   ------------  ------------
OPERATING ACTIVITIES
  Net income                                       $ 2,796,611   $ 2,157,625
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation/amortization          2,360,492     2,286,625
    Provision for deferred income taxes                (22,500)      (45,000)
    Provision for deferred compensation                (45,704)       (5,402)
    Changes in operating assets and liabilities:
      Decrease in trade receivables                  2,813,951    10,113,288
      Increase in inventories                       (4,876,579)   (2,226,660)
      Decrease in prepaid expenses                     (47,360)       (5,876)
      Decrease in recoverable
        income taxes                                         0     1,473,577
      Decrease in accounts payable and
        accrued expenses                            (2,276,454)     (942,971)
      Increase (decrease) in federal and state
        income taxes payable                          (247,767)       17,805
                                                   ------------  ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES            454,690    12,823,011

INVESTING ACTIVITIES
  Purchase of property, plant and equipment         (6,933,670)   (1,037,473)
  Decrease (increase) in cash surrender value        1,213,468       (16,674)
  Excess purchase price over fair value of
    assets acquired                                 (6,755,804)            0
                                                   ------------  ------------
  NET CASH USED IN INVESTING ACTIVITIES            (12,476,006)   (1,054,147)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock               663,573       540,591
  Repurchase of common stock                        (1,489,510)      (96,250)
  Payment of dividends                                (984,367)     (959,964)
  Decrease in notes payable                         (3,000,000)  (12,000,000)
  Increase in long-term debt                        17,000,000             0
  Payments on long-term debt                        (876,296)       (875,730)
                                                   ------------  ------------
  NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                              11,313,400   (13,391,353)
                                                   ------------  ------------

Decrease in cash and cash equivalents                 (707,916)   (1,622,489)
Cash and cash equivalents at beginning of period     1,452,166     2,702,339
                                                   ------------  ------------
Cash and cash equivalents at end of period         $   744,250   $ 1,079,850
                                                   ============  ============





See accompanying notes to financial statements.

Pulaski Furniture Corporation
Notes to Consolidated Condensed Financial Statements

The consolidated financial statements include the accounts of Pulaski Furniture Corporation (the "Corporation") and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation. See notes to financial statements included in the Corporation's 10-K for the year ended November 1, 1998, for information concerning accounting policies, long-term debt, stock options and other financial matters. Except for the acquisition discussed below, there have been no material changes in financial matters since November 1, 1998.

On February 28, 1999, Dawson Furniture Corporation, Inc. ("Dawson"), a newly formed and wholly owned subsidiary of the Corporation, acquired substantially all of the assets of Dawson Heritage Furniture Company, Inc. ("DHFC"). Dawson borrowed approximately $16 million to finance the acquisition, which was accounted for as an asset purchase transaction. In connection with the purchase, Dawson acquired assets with a fair value of approximately $10.7 million and assumed liabilities of approximately $1.5 million. All allocations of the purchase price have been finalized and Dawson has recorded goodwill of approximately $6.8 million for the excess purchase price (including assumed liabilities) over the fair value of assets acquired. The consolidated financial statements reflect the operations of the acquired business from the date of acquisition.

The following unaudited pro forma results of operations assumes the acquisition of DHFC had occurred at the beginning of fiscal 1998. These pro forma results contain certain adjustments resulting from the acquisition and the related financing. The pro forma results have been prepared for comparative results only and do not purport to indicate the results that would have actually occurred had the acquisition been in effect on the dates indicated or which may occur in the future.

                                                     Six 4-week periods ended
                                                      April 18,     April 19,
                                                        1999          1998
                                                   ------------  ------------
                                                (thousands, except per share)
               Net sales                               $92,064       $83,415
               Net income                                3,332         2,380
               Earnings per share                        $1.15         $0.84

Prior to the completion of the acquisition, the Corporation had entered into a short-term agreement with Dawson Heritage Furniture Company, Inc. which compensated the Corporation for marketing related services. Accordingly, for the second quarter and two quarters ended April 18, 1999, the Corporation has recognized miscellaneous other income in the amount of $242,183 and $484,183, respectively under the terms of this agreement.

In March of 1999, the Corporation repurchased approximately 68,000 shares of common stock from the former Chairman of the Board, at a cost of $1,489,510, in conjunction with his retirement from the Board.

In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of April 18, 1999 and November 1, 1998, and the results of operations and cash flows for the three and six 4-week periods ended April 18, 1999 and April 19, 1998.

Pulaski Furniture Corporation
Notes to Consolidated Condensed Financial Statements (cont.)

The results of operations for the three and six 4-week periods ended April 18, 1999 and April 19, 1998 are not necessarily indicative of the results to be expected for the full year. See Management's Discussion and Analysis for a detailed discussion on the cyclical nature of the Corporation's operating results.


The following table sets forth the computation of earnings per share:

                        Three 4-week periods ended   Six 4-week periods ended
                        Apr 18, 1999  Apr 19, 1998  Apr 18, 1999  Apr 19, 1998
                        ------------  ------------  ------------  ------------
Numerator:
 Net income             $ 1,505,285   $ 1,157,518   $ 2,796,611   $ 2,157,625

Denominator:
 Denominator for basic
  earnings per share -
  weighted average
  shares                  2,868,278     2,815,736     2,874,343     2,815,732
 Dilutive securities:
  Stock options               4,500         8,156         5,118         5,988
  Stock purchase plan        10,920         9,050         7,212         6,365
 Denominator for diluted
  earnings per share -
  adjusted weighted
  average shares          2,883,698     2,832,942     2,886,673     2,828,085

Basic earnings per share      $0.52         $0.41         $0.97         $0.77
Diluted earnings per share    $0.52         $0.41         $0.97         $0.76

Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income

Comparison of Second Quarter 1999 to Second Quarter 1998 (See page 3 and 4 for dollar and percent changes.)
-----------------------------------------------------------------------------
The second quarter and two quarters of 1999, compared to their respective periods in 1998, reflect increases in business volume due to the Dawson acquisition. Beginning in the second quarter, the newly acquired Dawson operations added net sales of approximately $1,496,000 to the consolidated total. Overall demand for the Corporation's product among furniture retailers continues to be strong and is a contributing factor in the sales growth.

Cost of sales, as a percentage of sales, increased from 80.2% to 81.1% during the second quarter and from 80.3% to 80.8% during the first two quarters. Management believes the increase was due primarily to changes in the product mix. Selling and Administrative expenses, as a percentage of sales, decreased from 14.2% to 13.2% in the second quarter and from 14.1% to 13.5% during the first two quarters of 1999 as compared to 1998. The decrease was related mainly to the higher sales volume compared to relatively stable expenses. The overall increase in operating profit was related primarily to the increased sales volume, while the relative percentage of operating profit to net sales remained basically the same over the comparative periods.

Interest expense increased as a result of higher levels of debt related to the acquisition financing and short-term working capital requirements. The increase in miscellaneous income was due to marketing related services as discussed in the notes. Net income, as a percentage of sales, rose from 2.9% to 3.4% during the second quarter and from 2.9% to 3.3% during the two quarters of 1999, reflecting the reduction in other income and expenses.

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

Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income (cont.)

Year 2000 (continued)
---------------------
Based on the assessments made pursuant to the strategic plan, the Corporation determined that it would be required to modify or replace significant portions of its software so that its computer systems would properly reflect dates beyond December 31, 1999. The Corporation realizes that if such modifications were not made, or in the event they are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Corp-oration. The Corporation's Year 2000 remediation efforts progressed through the selection phase into the testing phase in the beginning of the fourth fiscal quarter of 1998, where both internal and external resources were employed to modify and test new enterprise software. These efforts culminated in the recent installation, as of the 1998 fiscal year end, of the necessary equipment and software to assure that the computer systems are Year 2000 compliant. Additionally, the Corporation has undertaken to identify critical areas outside of the information systems were the Year 2000 issue could have an adverse impact on the Corporation.

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

financial condition.

This discussion of the Corporation's readiness for the Year 2000, including statements regarding anticipated completion dates for various phases of the Corporation's Year 2000 strategic plan, estimated costs for the Year 2000 readiness, the determination of likely worst case scenarios, actions to be taken in the event of such worst case scenarios and the impact on the Corporation of any delays or problems in the implementation of Year 2000 initiatives by the Corporation and/or any suppliers, service providers, and customers involve forward looking information which is subject to known and unknown risks, uncertainties, and contingencies which could cause actual results, performance or achievements to differ materially from those which are anticipated. Such risks, uncertainties and contingencies, many of which are beyond the control of the Corporation, include but are not limited to, government regulations and/or legislative initiative, variation in costs or expenses relating to the implementation of the Year 2000 initiatives, changes in the scope of improvements to Year 2000 initiatives and delays or problems in the implementation of Year 2000 initiatives by the Corporation and/or any public or private sector suppliers and service providers and customers.

Capital Resources and Liquidity
--------------------------------
Working capital provided by operations was $5,089,000 for the two quarters ended April 18, 1999 compared to $4,394,000 for the two quarters ended
April 19, 1998. Net working capital increased by $6,925,000 during the first two quarters of 1999 compared with an increase of $1,948,000 in the first two quarters of 1998.

During the first two quarters of 1999, the Corporation's average amount of outstanding indebtedness for borrowed money was $40,344,516. The weighted average rate of interest on such indebtedness was approximately 5.44% per annum.


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



Item 6.    Exhibits and Reports on Form 8-K

  (a)  Exhibits
         27   Financial Data Schedule*

  (b)  Reports on Form 8-K
        (1) A Form 8-K, dated February 28, 1999 and filed with the Securities and Exchange Commission on March 12, 1999, reported in Item 2 thereof that Dawson Furniture Company, Inc., a wholly owned subsidiary of the Corporation completed the purchase of substantially all of the assets of Dawson Heritage Furniture Company, Inc. pursuant to an Asset Purchase Agreement filed therewith.
        (2) A Form 8-K/A dated February 28, 1999 and filed with the Securities and Exchange Commission on May 10, 1999, amended Item 7 of the Form 8-K filed on March 12, 1999 to include the audited financial statements of Dawson Heritage Furniture Company, Inc., and pro forma financial information.


* Filed herewith.

Pulaski Furniture Corporation
Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PULASKI FURNITURE CORPORATION



Date:  May 28, 1999                   /s/ John G. Wampler
                                     ---------------------------------------
                                     John G. Wampler
                                     President and Chief Executive Officer
                                     (Principal Accounting Officer)


                                      /s/ Carl W. Hoffman
                                     ---------------------------------------
                                     Carl W. Hoffman
                                     Treasurer

Pulaski Furniture Corporation
Exhibit Index


Exhibit
Number                   Description

  27          Financial Data Schedule