Form 10-Q
period 1999-07-11
PULASKI FURNITURE CORP
filed 1999-08-24
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                      ---------
                                      FORM 10-Q
                                      ---------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

        For the quarterly period ended July 11, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
2,829,656 shares of common stock outstanding as of July 11, 1999

Pulaski Furniture Corporation
Index



PART I:  Financial Statements

     Consolidated Condensed Balance Sheets as of
     July 11, 1999 and November 1, 1998  . . . . . . . . . . . . . . . 2

     Consolidated Condensed Statements of Income
     Three 4-week periods ended July 11, 1999
     and July 12, 1998  .  . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Condensed Statements of Income
     Nine 4-week periods ended July 11, 1999
     and July 12, 1998   . . . . . . . . . . . . . . . . . . . . . . . 4

     Consolidated Statements of Cash Flows
     Nine 4-week periods ended July 11, 1999
     and July 12, 1998    . . . . . . . . . . . . . . . . . . . . . .  5

     Notes to Consolidated Condensed Financial Statements  . . . . . . 6

     Management's Discussion and Analysis of the
     Consolidated Condensed Statements of Income . . . . . . . . . . . 8


PART II:  Other Information  . . . . . . . . . . . . . . . . . . . . .11

     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .12

     Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .  13

Pulaski Furniture Corporation
Consolidated Condensed Balance Sheets
(in thousands)
                                                 July 11,        November 1,
                                                   1999               1998
ASSETS                                          ----------        ----------
Current assets:
  Cash and cash equivalents                     $   1,032         $   1,452
  Accounts receivable, net                         31,350            38,411
                                                ----------        ----------
                                                   32,382            39,863
  Inventories:
    Raw materials                                  18,219            17,824
    Work-in-process                                 8,452             8,253
    Finished goods                                 40,216            29,024
                                                ----------        ----------
                                                   66,887            55,101
    Less LIFO reserve                             (16,810)          (16,111)
                                                ----------        ----------
                                                   50,077            38,990
  Prepaid expenses                                  1,001               803
  Deferred income taxes                               687               687
                                                ----------        ----------
    Total current assets                           84,147            80,343

Property, plant and equipment, net                 39,558            35,225
Cash surrender value of life insurance                836             2,049
Excess purchase price over fair value of
  assets acquired, net                              6,747                 0
Other                                                  11                11
                                                ----------        ----------
    Total assets                                $ 131,299         $ 117,628
                                                ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses:
    Accounts payable                            $   5,907         $   7,685
    Wages and commissions                           2,100             3,948
    Taxes withheld from employees                     547               355
    Other accrued liabilities                       1,977             2,096
                                                ----------        ----------
                                                   10,531            14,084
  Notes payable                                    12,000            12,000
  Federal and state income taxes                      893               754
  Current portion of long-term debt                 2,000             2,000
                                                ----------        ----------
    Total current liabilities                      25,424            28,838
Long-term notes payable                            39,502            23,765
Deferred income taxes                               3,532             3,532
Deferred compensation                               2,866             2,875
Shareholders' equity
  Common stock                                      5,502             6,328
  Retained earnings                                55,087            52,956
  Unamortized restricted stock                       (614)             (666)
                                                ----------        ----------
    Total shareholders' equity                     59,975            58,618
    Total liabilities and shareholders' equity  $ 131,299         $ 117,628
                                                ==========        ==========
See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                  Three 4-week periods ended
                                      July 11,    July 12,    Incr
                                        1999        1998     (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $ 39,872    $ 32,687   $ 7,185    22.0 %

Costs and expenses
  Cost of sales                        31,721      25,878      5,843   22.6
  Selling & administrative              6,176       5,227        949   18.2
                                    ----------  ----------  --------
     Total                             37,897      31,105      6,792   21.8
                                    ----------  ----------  --------
Operating income                        1,975       1,582        393   24.8

Other income and expenses
  Interest expense                        705         387       318    82.2
  Interest income                         (14)        (40)       26    65.0
  Miscellaneous (income) expense           47         406      (359)   88.4
                                    ----------  ----------  --------
    Total                                 738         753       (15)   (2.0)

Income before income taxes              1,237         829       408    49.2

Provision for taxes on income             437         296       141    47.6
                                    ----------  ----------  --------

Net income                           $    800    $    533   $   267    50.1
                                    ==========  ==========  ========

Weighted average number
of shares outstanding:
  Basic                             2,829,656   2,823,339
  Diluted                           2,851,914   2,846,945


Earnings per share:
  Basic                                 $0.28       $0.19
  Diluted                               $0.28       $0.19


Cash dividends per share:               $0.17       $0.17












See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                 Nine 4-week periods ended
                                      July 11,    July 12,    Incr
                                        1999        1998     (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $124,515    $108,265   $16,250    15.0 %

Costs and expenses
  Cost of sales                       100,152      86,599     13,553   15.7
  Selling & administrative             17,620      16,027      1,593    9.9
                                    ----------  ----------  --------
     Total                            117,772     102,626     15,146   14.8
                                    ----------  ----------  --------
Operating income                        6,743       5,639      1,104   19.6

Other income and expenses
  Interest expense                      1,700       1,175       525    44.7
  Interest income                         (92)        (55)      (37)  (67.3)
  Miscellaneous (income) expense         (426)        334      (760)  227.5
                                    ----------  ----------  --------
    Total                               1,182       1,454      (272)  (18.7)

Income before income taxes              5,561       4,185      1,376   32.9

Provision for taxes on income           1,964       1,494        470   31.5
                                    ----------  ----------  --------

Net income                           $  3,597    $  2,691    $   906   33.7
                                    ==========  ==========  ========

Weighted average number
of shares outstanding:
  Basic                             2,865,406   2,818,270
  Diluted                           2,881,046   2,834,590


Earnings per share:
  Basic                                 $1.25       $0.95
  Diluted                               $1.25       $0.95


Cash dividends per share:               $0.51       $0.51












See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Statements of Cash Flows


                                                    Nine 4-week periods ended
                                                       July 11,      July 12,
                                                        1999          1998
                                                   ------------  ------------
OPERATING ACTIVITIES
  Net income                                       $ 3,596,691   $ 2,691,075
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation/amortization          3,299,803     3,477,523
    Provision for deferred income taxes                      0       (67,500)
    Provision for deferred compensation                 (8,544)       35,253
    Changes in operating assets and liabilities:
      Decrease in trade receivables                  9,915,585    12,777,414
      Increase in inventories                       (8,720,681)  (10,361,327)
      Increase in prepaid expenses                    (198,910)     (413,320)
      Decrease in recoverable
        income taxes                                         0     1,473,577
      Decrease in accounts payable and
        accrued expenses                            (5,013,189)     (568,033)
      Increase in federal and state
        income taxes payable                           138,675       335,195
                                                   ------------  ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES          3,009,430     9,379,857

INVESTING ACTIVITIES
  Purchase of property, plant and equipment         (3,361,726)   (3,047,339)
  Decrease (increase) in cash surrender value        1,213,468       (16,674)
  Purchase of Dawson Heritage Furniture            (14,726,336)            0
                                                   ------------  ------------
  NET CASH USED IN INVESTING ACTIVITIES            (16,874,594)   (3,064,013)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock               662,573       540,591
  Repurchase of common stock                        (1,489,510)      (96,250)
  Payment of dividends                              (1,465,409)   (1,438,742)
  Decrease in notes payable                                  0    (7,000,000)
  Increase in long-term debt                        17,000,000             0
  Payments on long-term debt                        (1,262,903)     (886,995)
                                                   ------------  ------------
  NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                              13,444,751    (8,881,396)
                                                   ------------  ------------

Decrease in cash and cash equivalents                 (420,413)   (2,565,552)
Cash and cash equivalents at beginning of period     1,452,166     2,702,339
                                                   ------------  ------------
Cash and cash equivalents at end of period         $ 1,031,753     $ 136,787
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

On February 28, 1999, Dawson Furniture Corporation, Inc. ("Dawson"), a newly formed and wholly owned subsidiary of the Corporation, acquired substantially all of the assets of Dawson Heritage Furniture Company, Inc. ("DHFC"). Dawson borrowed approximately $16 million to finance the acquisition, which was accounted for as an asset purchase transaction. In connection with the purchase, Dawson acquired assets with a fair value of approximately $10.7 million and assumed liabilities of approximately $1.5 million. All preliminary allocations of the purchase price have been made and Dawson has recorded goodwill of approximately $6.8 million for the excess purchase price (including assumed liabilities) over the fair value of assets acquired. The consolidated financial statements reflect the operations of the acquired business from the date of acquisition.

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

                                                    Nine 4-week periods ended
                                                       July 11,      July 12,
                                                        1999          1998
                                                   ------------  ------------
                                                (thousands, except per share)
               Net sales                              $131,932      $120,917
               Net income                                4,030         3,067
               Earnings per share                        $1.42         $1.09

Prior to the completion of the acquisition, the Corporation had entered into a short-term agreement with Dawson Heritage Furniture Company, Inc. which compensated the Corporation for marketing related services. Under the terms of this agreement, the Corporation has recognized miscellaneous other income in the amount of $484,183 in the current fiscal year.

In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of July 11, 1999 and November 1, 1998, and the results of operations and cash flows for the three and nine 4-week periods ended July 11, 1999 and July 12, 1998.

Pulaski Furniture Corporation
Notes to Consolidated Condensed Financial Statements (cont.)

The results of operations for the three and nine 4-week periods ended July 11, 1999 and July 12, 1998 are not necessarily indicative of the results to be expected for the full year. See Management's Discussion and Analysis for a detailed discussion on the cyclical nature of the Corporation's operating results.


The following table sets forth the computation of earnings per share:

                        Three 4-week periods ended Nine 4-week periods ended Jul 11, 1999 Jul 12, 1998 Jul 11, 1999 Jul 12, 1998
                        ------------  ------------  ------------  ------------
Numerator:
 Net income               $ 800,080     $ 533,450   $ 3,596,691   $ 2,691,075

Denominator:
 Denominator for basic
  earnings per share -
  weighted average
  shares                  2,829,656     2,823,339     2,865,406     2,818,270
 Dilutive securities:
  Stock options               4,746        10,481         4,995         7,702
  Stock purchase plan        17,512        13,125        10,645         8,618
 Denominator for diluted
  earnings per share -
  adjusted weighted
  average shares          2,851,914     2,846,945     2,881,046     2,834,590

Basic earnings per share      $0.28         $0.19         $1.25         $0.95
Diluted earnings per share    $0.28         $0.19         $1.25         $0.95

Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income

Comparison of Third Quarter 1999 to Third Quarter 1998 (See page 3 and 4 for dollar and percent changes.)
-----------------------------------------------------------------------------
Overall demand for the Corporation's product among furniture retailers continues to be strong. The third quarter and three quarters of 1999, compared to their respective periods of 1998, primarily reflect volume growth in same division sales and the additional volume resulting from the Dawson acquisition. Same division sales increased approximately $3,403,000 in the third quarter, and approximately $10,972,000 in the first three quarters. The newly acquired Dawson operations added net sales volume of approximately $3,782,000 in the Third quarter and approximately $5,278,000 for the year to date.

Cost of sales, as a percentage of sales, increased from 79.2% to 79.6% during the third quarter and from 80.0% to 80.4% during the first three quarters. Management believes the increase was due primarily to changes in the product mix. Selling and Administrative expenses, as a percentage of sales, decreased from 17.1% to 16.1% in the third quarter and from 15.3% to 14.8% during the first three quarters of 1999 as compared to 1998. The decrease was related mainly to the higher sales volume compared to relatively stable expenses. The overall increase in operating profit was related primarily to the increased sales volume, while the relative percentage of operating profit to net sales remained basically the same over the comparative periods.

Interest expense increased as a result of higher levels of debt related to the acquisition financing and short-term working capital requirements. The increase in miscellaneous income was due to marketing related services as discussed in the notes. Net income, as a percentage of sales, rose from 1.6% to 2.0% during the third quarter and from 2.5% to 2.9% during the three quarters of 1999, reflecting the reduction in other income and expenses.

Seasonality
-----------
Historically, the quarterly results of the Corporation have reflected a cyc-lical pattern, as indicated below:
                                             QTR 1    QTR 2    QTR 3    QTR 4
     4-year average of net sales volume      22.30%   22.88%   18.37%   36.46%

This pattern reveals that the Corporation's first quarter, ending in January, has accounted for approximately 22% of net sales volume. The second quarter, ending in April, is roughly equivalent in sales volume to the first quarter, while the third quarter, ending in July, shows a drop in volume to 18%. The remainder, or 36% of sales volume, is recorded in the fourth quarter, which comprises four 4-week reporting periods and which also includes the strongest selling season for certain product lines. However, due to a number of risks and uncertainties beyond the Corporation's control, including economic condi-tions and consumer confidence, historical trends should not be viewed as an accurate predictor of future results. The Corporation believes the results of the third quarter ended July 11, 1999, are reasonable in relation to the historical pattern, considering the retail environment for household furniture.

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

Year 2000(continued)
--------------------
the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Corporation is unable at this time whether the consequences of the Year 2000 problems will have a material impact on the Corporation's results of operations, liquidity or financial condition.

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

Capital Resources and Liquidity
--------------------------------
Working capital provided by operations was $6,888,000 for the three quarters ended July 11, 1999 compared to $6,136,000 for the three quarters ended
July 12, 1998. Net working capital increased by $7,218,000 during the first three quarters of 1999 compared with an increase of $1,191,000 in the first three quarters of 1998.

During the first three quarters of 1999, the Corporation's average amount of outstanding indebtedness for borrowed money was $46,228,793. The weighted average rate of interest on such indebtedness was approximately 5.32% per annum.


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



Item 6.    Exhibits and Reports on Form 8-K

  (a)  Exhibits
         27   Financial Data Schedule*

  (b)  Reports on Form 8-K
              There were no reports on Form 8-K filed during the quarter ended July 11, 1999.













* Filed herewith.

Pulaski Furniture Corporation
Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PULASKI FURNITURE CORPORATION



Date:  August 20, 1999                   /s/ John G. Wampler
                                     ---------------------------------------
                                     John G. Wampler
                                     President and Chief Executive Officer
                                     (Principal Accounting Officer)


                                      /s/ Carl W. Hoffman
                                     ---------------------------------------
                                     Carl W. Hoffman
                                     Treasurer

Pulaski Furniture Corporation
Exhibit Index


Exhibit
Number                   Description

  27          Financial Data Schedule