Form 10-K
period 1999-10-31
PULASKI FURNITURE CORP
filed 2000-01-27
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended October 31, 1999
                              OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

Aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 17, 1999: $29,359,001.**

Number of shares of Common Stock outstanding as of December 17, 1999:  2,895,625

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

** In determining this figure, the registrant has assumed that all of its officers, directors and persons known to the registrant to be the beneficial owners of more than five percent of the registrant's Common Stock are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose. The aggregate market value has been computed based on the last sale price for December 17, 1999, as reported by Nasdaq Amex Online.


                       DOCUMENTS INCORPORATED BY REFERENCE


1. Portions of Pulaski Furniture Corporation's 1999 Annual Report to Security Holders are incorporated by reference into Parts II and IV of this Form 10-K.

2. Portions of Pulaski Furniture Corporation's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders (filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934) are incorporated by reference into Part III of this Form 10-K.

                                     PART I

Item 1.  Business

General
-------

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

         Over the course of the past several years the Company has increased substantially its production capacity, which has permitted increased sales when market conditions are favorable. This has resulted in a significant increase in the overall size of the Company. In 1973, the Company began operating its plant in Dublin and completed a renovation of the Pulaski plant. In 1975, the Company completed an expansion and renovation of the Martinsville plant. The Company acquired substantially all of the assets of Coleman Furniture Corporation in 1983. In 1985, the Company completed the renovation of a portion of the former Coleman plant and the construction of a new facility connecting the former Coleman plant to the existing Pulaski facility. Also, in 1985, the Company acquired Gravely Furniture Company, Incorporated (currently, Ridgeway Clock Company) of Ridgeway, Virginia. Ridgeway Clock Company manufactures grandfather, mantel and wall clocks. In 1988, the Company completed construction of a new finishing plant located at its Pulaski facilities. Also in 1988, the Company acquired Craftique, Inc. with manufacturing facilities located in Mebane and Durham, North Carolina. In 1994, the Company completed an expansion of its Pulaski operations by construction of a new manufacturing facility. The new facility houses highly-automated production lines, which provides the Company with access to lower price points in the market. In 1999, Dawson Furniture Company Inc., a Virginia corporation and wholly owned subsidiary of Pulaski Furniture Corporation, acquired substantially all of the assets of Dawson Heritage Furniture Company Inc., with manufacturing facilities located in Webb City and Carls Junction, Missouri.
See Item 2 - Properties.

         As part of a plan to improve operating efficiencies, the Company sold its Craftique, Inc. subsidiary in 1997. Craftique, Inc. was engaged in the production and sale of higher-priced furniture products made of mahogany and cherry. The sale of this subsidiary will allow the Company to focus on its primary business of producing and selling medium-priced furniture products.

Materials
---------

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

Marketing and Promotion
-----------------------

         Through a sales force of approximately 100 independent contractors, including 55 regular commission salesmen, the Company serves approximately 11,000 retail customers. These customers are located in all fifty states of the United States, the District of Columbia, Puerto Rico, Canada, Mexico, several South American Countries, Australia, New Zealand, the European Common Market, several Middle East Countries and parts of the Far East. The substantial majority of the Company's sales are within the United States and its territories. However, the Company has experienced growth in its international sales over the course of the last few years. During the Company's fiscal years ended in 1999, 1998 and 1997, export sales by the Company aggregated approximately $11,636,575, $11,218,938, and $8,614,955, respectively.

         The sales force for the Company's products is responsible to two national sales managers organized by product lines. One national sales manager is responsible for the Company's sales for the Pulaski division, and the other national sales manager is responsible for the Company's sales for the Ridgeway division. Both national sales managers report to the Senior Vice President-Sales. In addition, most of the Company's foreign export sales are made through foreign representatives and distributors, who report to the Company's respective national sales manager.

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

         The Company permits its sales personnel to spend part of their time selling home furnishings (such as lines of accessories and lamps) manufactured by other companies. These secondary products are considered complementary to, and not competitive with, the Company's products. The Company's products are distributed to customers by truck, ocean freight and rail.

         For the display of its products, the Company maintains permanent showrooms at the International Home Furnishings Market in High Point, North Carolina, the Tupelo Furniture Market in Tupelo, Mississippi and the San
Francisco Mart in San Francisco, California. The annual rentals for these display facilities total approximately $555,489.

         As of October 31, 1999, the Company's unfilled customers' orders for furniture and clocks totaled approximately $40.3 million (compared with approximately $31.3 million as of November 1, 1998). The backlog of unfilled orders is valued at prices prevailing at the time the orders were taken. The Company expects to fill all of the unfilled customer orders for the 1999 fiscal year during the 2000 fiscal year.

         Demand for the Company's furniture products generally is highest in the period from September through January and lowest in June and August. Demand for the Company's clock products is generally highest in the period from August through December.

Competition
-----------

         The business in which the Company is engaged is highly competitive with several manufacturers competing for product acceptability in the retail market. Competition within the markets for medium-priced wooden bedroom, dining room and occasional furniture and for clocks occurs principally in the areas of style, quality and price. The Company has recently been successful in introducing new lines that were favorably received by the market. Although it is difficult to compare manufacturers by size, the Company estimates that, based on its 1999 net sales, the Company ranks among the 25 largest furniture manufacturers in the United States.

Employees
---------

         The Company employs approximately 2,150 persons on a full-time basis, approximately 7% of whom are salaried and none of whom is represented by a labor union. The Company considers its employee relations to be good.

Item 2.  Properties

General
-------

         The Company owns all of its manufacturing and warehouse facilities, except warehouse space in Pulaski, Radford and Martinsville, Virginia and in Webb City, Missouri (each of which is rented on a monthly basis). The Company's operating plants are well-maintained and include many items of equipment and machinery of recent design. The Company believes that its present operating plant capacity is sufficient to meet current and projected future demand for its products.

         Insurance is maintained against certain risks, including fire and business interruption, and in such amounts as the Company deems desirable.

Pulaski Facilities
------------------

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

Dublin Plant
------------

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

Martinsville Plant
------------------

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

Ridgeway Clock Company Plant
----------------------------

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

Dawson Furniture Company Inc.
-----------------------------

         In 1999, Dawson Furniture Company Inc., ("Dawson"), a Virginia corporation and wholly owned subsidiary of Pulaski Furniture Corporation, acquired substantially all of the assets of Dawson Heritage Furniture Company Inc., with manufacturing facilities located in Webb City and Carls Junction, Missouri. Dawson manufactures medium to low priced solid pine and oak bedroom and occasional furniture. Dawson contains approximately 210,000 square feet of manufacturing, warehouse and office space located on approximately 28 acres in Webb City, Missouri, and contains approximately 70,000 square feet of manufacturing space located on approximately 5 acres in Carls Junction, Missouri.


Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item *.  Executive Officers of the Registrant

         The Company's executive officers are as follows:

                                                        Year
                                                        First
            Name                          Age          Elected                    Office
            ----                          ---          -------                    ------

John G. Wampler                           41           1988            President and Chief Executive
                                                                       Officer

Randolph V. Chrisley                      51           1983            Senior Vice President - Sales




Ira S. Crawford                           62           1978            Senior Vice President-
                                                                       Administration, Secretary

Carl W. Hoffman                           35           1999            Treasurer

James H. Kelly                            57           1971            Senior Vice President-Product
                                                                       Development

Paul T. Purcell                           52           1998            Vice President-Credit
                                                                       Administration

James W. Stout                            54           1996            Vice President-Manufacturing

Raymond E. Winters, Jr.                   41           1998            Vice President-Operations

         John G. Wampler is the son of Bernard C. Wampler. Each of the executive officers, other than Messrs. Hoffman, Purcell, Stout and Winters has been an officer of the Company for the last five years. Mr. Hoffman has been with the Corporation since 1990, starting as a staff accountant. In 1996, he was promoted to the position of Controller, and held that position until being named Treasurer in 1999. Mr. Purcell has been with the Corporation since 1993, as Director of Credit until being named Vice President of Credit Administration in 1998. Mr. Stout has been with the Corporation since 1972, starting as a trainee. In 1975, he was promoted to the position of Plant Manager of our Pulaski Plant and held that position until being named Vice President of Manufacturing in 1996. Raymond E. Winters Jr., was previously the Director of Manufacturing and Quality Assurance with Rowe Furniture. He has been with the Corporation since 1995, as Director of Continuous Improvement until being named Vice President of Operations in 1998. The Company's executive officers are elected by and serve at the pleasure of the Company's Board of Directors.




                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

         The information contained on page 2 of the Company's 1999 Annual Report to Security Holders is incorporated herein by reference.

Item 6. Selected Financial Data

         The information contained on page 3 of the Company's 1999 Annual Report to Security Holders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information contained on pages 4 and 5 of the Company's 1999 Annual Report to Security Holders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The information contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations on page 4 of the Company's 1999 Annual Report to Security Holders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

         The financial statements contained on pages 6 through 15 of the Company's 1999 Annual Report to Security Holders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The Company's 2000 Proxy Statement contains information on pages 1 through 3 concerning directors, persons nominated to become directors, and executive officers of the Company. Such information is incorporated herein by reference. See "Executive Officers of the Registrant" and "Certain Directors of the Registrant" at the end of Part I hereof, for further information.

Item 11. Executive Compensation

         The Company's 2000 Proxy Statement contains information on pages 6 through 8 concerning executive compensation. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The Company's 2000 Proxy Statement contains information on pages 4 and 5 concerning security ownership of certain beneficial owners and management and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The Company's 2000 Proxy Statement contains information on page 8 concerning certain relationships and related transactions and is incorporated herein by reference.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)(1) The following financial statements of the registrant, included in the 1999 Annual Report to Security Holders, are incorporated herein by reference in Item 8:

         Consolidated balance sheets - October 31, 1999 and November 1, 1998

         Consolidated statements of income and retained earnings -- Years ended October 31, 1999, November 1, 1998, and November 2, 1997

         Consolidated statements of cash flows -- Years ended October 31, 1999, November 1, 1998, and November 2, 1997

         Notes to consolidated financial statements

         (a)(2) The following financial statement schedules of Pulaski Furniture Corporation are included in Item 14(d):

                  Schedule II -- Valuation and Qualifying Accounts
-------------------------------------- ---------------- ---------------------------------- ------------------ ----------------
                COL. A                      COL. B                     COL. C                      COL. D             COL. E
------------------------------------------------------------------------------------------ ------------------ ----------------
                                                                    ADDITIONS
                                                      ------------------ -----------------
              DESCRIPTION               Balances at          (1)               (2)            Deductions -     Balance at End
                                       Beginning of   Charged to Costs   Charged to Other      Describe           of Period
                                          Period        and Expenses         Accounts -
                                                                             Describe
------------------------------------------------------------------------ ----------------- ------------------  ---------------
Year Ended October 31, 1999:
 Deducted from asset accounts
   Allowance for doubtful accounts        $950,000         $294,100                             $ 88,100  (1)      $1,156,000
                                       -----------     ------------                            ---------         ------------

Year Ended November 1, 1998:
 Deducted from asset accounts
   Allowance for doubtful accounts        $950,000         $632,467                             $632,467  (1)      $  950,000
                                       -----------     ------------                           ----------         ------------

Year Ended November 2, 1997:
 Deducted from asset accounts
   Allowance for doubtful accounts        $900,000         $474,325                             $425,325  (1)      $  950,000
                                       -----------     ------------                           ----------         ------------


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

(a)(3)  Exhibits

        The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

          2.1 Asset Purchase Agreement, dated as of February 24, 1999, by and among Dawson Furniture Company Inc., a Virginia corporation and a wholly owned Subsidiary of Pulaski Furniture Corporation, and Dawson Heritage Furniture Company, Inc., James S. Dawson, and Jack E. Dawson. (1)

          3.1 Restated Articles of Incorporation of Pulaski Furniture Corporation, effective January 14, 1998, filed herewith

          3.2 Bylaws of Pulaski Furniture Corporation, as amended December 8, 1999, filed herewith.

          4.1 Term Loan Agreement between Pulaski Furniture Corporation, Dawson Furniture Company, Inc., and Bank of America, N.A., in the principal amount of $17,000,000, dated February 26, 1999., filed herewith.

          4.2 Term Loan Note in the principal amount $17,000,000 between Pulaski Furniture Corporation, Dawson Furniture Company, Inc., and Bank of America, N.A., dated February 26,1999, filed herewith.

          4.3 Rights Agreement between Pulaski Furniture Corporation and First Union National Bank, dated as of December 15, 1997.
                    (8)

          10.1 Deferred Compensation Agreement between the Company and Bernard C. Wampler dated December 2, 1977. (2) (7)

          10.2      Retirement  and   Consulting   Agreement   between   Pulaski
                    Furniture Corporation and Bernard C. Wampler dated March 2, 1999, filed herewith.

          10.3      The Company's Stock Option Plan. (5) (7)

          10.4      The Company's Executive Life Insurance Plan. (4) (7)

          10.5      The Company's Production and Administrative Incentive Plans.
                    (4) (7)

          10.6 Conversion Agreement between Pulaski Furniture Corporation and Sovran Bank, N.A., dated as of March 3, 1986. (4) (7)

          10.7      The Company's 1996 Salaried  Employees  Stock Purchase Plan.
                    (7)(9)

          11        Computation of Earnings Per Share, filed herewith.

          13        Pulaski  Furniture   Corporation's  1999  Annual  Report  to
                    Security Holders, filed herewith. (3)

          20 Pulaski Furniture Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held February 11, 2000
                    (10).

          21        Subsidiaries of Registrant, filed herewith

          23        Consent of Ernst & Young LLP, filed herewith.

          27        Financial Data Schedule. (6)

Footnotes:

     (1) Incorporated herein by reference to the Company's Form 8-K filed March 1, 1999.

     (2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1977.

     (3) With the exception of the information incorporated herein by reference to the Company's Annual Report for the fiscal year ended October 31, 1999, the Annual Report shall not be deemed "filed" as part of this report on Form 10-K.

     (4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 26, 1986.

     (5) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1989.

     (6) The Financial Data Schedule is submitted with the electronic filing of the Company's Annual Report on Form 10-K but shall not be deemed to be "filed" as part of this report.

     (7) These items are compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this Form 10-K.

     (8) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1997.

     (9)  Incorporated  herein  by  reference  to  the  Company's   Registration
          Statement on Form S-8, filed as of November 25, 1998 (SEC File Number 333-67941).

     (10) Incorporated herein by reference to the Company's Definitive 14(a) filed as of January 19, 2000.


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


                                            PULASKI FURNITURE CORPORATION
                                                   (Registrant)


Date:  January 25, 2000                     By       /s/ John G. Wampler
                                              ----------------------------------
                                                       John G. Wampler,
                                                       President, Chief
                                                    Executive Officer and
                                                 Principal Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  January 25, 2000             By:     /s/ Harry H. Warner
                                       ----------------------------------------
                                                Harry H. Warner,
                                             Director and Chairman
                                                  of the Board


Date:  January 25, 2000             By:     /s/ Harry J.G. van Beek
                                       ----------------------------------------
                                                Harry J.G. van Beek,
                                                      Director

Date:  January 25, 2000             By:     /s/ Robert C. Greening, Jr.
                                       ----------------------------------------
                                                Robert C. Greening, Jr.,
                                                      Director

Date:  January 25, 2000             By:     /s/ John G. Wampler
                                       ----------------------------------------
                                                John G. Wampler,
                                                   Director
                                          (Principal Financial Officer)

Date:  January 25, 2000             By:     /s/ Hugh V. White, Jr.
                                       ----------------------------------------
                                                Hugh V. White, Jr.,
                                                    Director

Date:  January 25, 2000             By:     /s/ Carl W. Hoffman
                                       ----------------------------------------
                                                Carl W. Hoffman,
                                                   Treasurer

                                    EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-K
                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          PULASKI FURNITURE CORPORATION

                                  Exhibit Index

2.1 Asset Purchase Agreement, dated as of February 24, 1999, by and among Dawson Furniture Company Inc., a Virginia corporation and a wholly owned Subsidiary of Pulaski Furniture Corporation, and Dawson Heritage Furniture Company, Inc., James S. Dawson, and Jack E. Dawson.

3.1         Restated Articles of Incorporation of Pulaski Furniture Corporation*

3.2         Bylaws of Pulaski  Furniture  Corporation,  as amended  December  8,
            1999.*

4.1 Term Loan Agreement between Pulaski Furniture Corporation, Dawson Furniture Company, Inc., and Bank of America, N.A., in the principal amount of $17,000,000, dated February 26, 1999 *

4.2 Term Loan Note in the principal amount $17,000,000 between 78 Pulaski Furniture Corporation, Dawson Furniture Company, Inc., and Bank of America, N.A., dated February 26, 1999 *

4.3 Rights Agreement between Pulaski Furniture Corporation and First Union National Bank, dated as of December 15, 1997

            The Company agrees to furnish supplementally to the Securities and Exchange Commission, upon request, those agreements defining the rights of holders of long term debt of the Company that are not filed pursuant to Item 601(b)(4)(iii) of Regulation S-K.

10.1        Deferred Compensation  Agreement  between the Company and Bernard C.
            Wampler, dated December 2, 1997

10.2        Retirement  and  Consulting   Agreement  between  Pulaski  Furniture
            Corporation and Bernard C. Wampler entered into March 2, 1999 *

10.3        The Company's Stock Option Plan

10.4        The Company's Executive Life Insurance Plan

10.5        The Company's Production and Administrative Incentive Plans

10.6 Conversion Agreement between Pulaski Furniture Corporation and Sovran Bank, N.A., dated as of March 3, 1986

10.7        Company's 1996 Salaried Employees Stock Purchase Plan

11          Computation of Earnings Per Share*

13          Pulaski  Furniture  Corporation's  1999  Annual  Report to  Security
            Holders.*

20 Pulaski Furniture Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held February 11, 2000.

21          Subsidiaries of Registrant*

23          Consent of Ernst & Young LLP*

27          Financial Data Schedule

--------
*Filed with this Report on Form 10-K; all other exhibits are herein incorporated by reference