Form 10-Q
period 2000-01-23
PULASKI FURNITURE CORP
filed 2000-03-07
CIK 81112

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                      ---------
                                      FORM 10-Q
                                      ---------

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

        For the quarterly period ended January 23, 2000

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
2,896,425 shares of common stock outstanding as of March 7, 2000

Pulaski Furniture Corporation
Index



PART I:  Financial Statements

     Consolidated Condensed Balance Sheets as of
     January 23, 2000 and October 31, 1999 . . . . . . . . . . . . . . 2

     Consolidated Condensed Statements of Income
     Three 4-week periods ended January 23, 2000
     and January 24, 1999  . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Statements of Cash Flows
     Three 4-week periods ended January 23, 2000
     and January 25, 1999  . . . . . . . . . . . . . . . . . . . . . . 4

     Notes to Consolidated Condensed Financial Statements  . . . . . . 5

     Management's Discussion and Analysis of the
     Consolidated Condensed Statements of Income . . . . . . . . . . . 7


PART II:  Other Information  . . . . . . . . . . . . . . . . . . . . . 9

     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .10

     Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .  11

Pulaski Furniture Corporation
Consolidated Condensed Balance Sheets
(in thousands)
                                                 January 23,      October 31,
                                                   2000               1999
ASSETS                                          ----------        ----------
Current assets:
  Cash and cash equivalents                     $   1,362         $   1,182
  Marketable securities                               439               432
  Accounts receivable, net                         41,208            47,607
                                                ----------        ----------
                                                   43,009            49,221
  Inventories:
    Raw materials                                  32,900            27,887
    Work-in-process                                10,456             9,597
    Finished goods                                 34,155            34,987
                                                ----------        ----------
                                                   77,511            72,471
    Less LIFO reserve                             (17,575)          (16,743)
                                                ----------        ----------
                                                   59,936            55,728
  Prepaid expenses                                    882             1,325
  Deferred income taxes                               318               318
                                                ----------        ----------
    Total current assets                          104,145           106,592

Property, plant and equipment, net                 38,078            38,761
Cash surrender value of life insurance                895               895
Excess purchase price over fair value of
  assets acquired, net                              6,501             6,607
Other                                                  11                11
                                                ----------        ----------
    Total assets                                $ 149,630         $ 152,866
                                                ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses:
    Accounts payable                            $  11,767         $  11,053
    Wages and commissions                           2,165             4,088
    Taxes withheld from employees                     701               401
    Other accrued liabilities                       2,661             2,662
                                                ----------        ----------
                                                   17,294            18,204
  Notes payable                                    19,953            22,953
  Federal and state income taxes                      948             1,478
  Current portion of long-term debt                 3,500             3,500
                                                ----------        ----------
    Total current liabilities                      41,695            46,135

Long-term notes payable                            35,943            36,379
Deferred income taxes                               3,332             3,332
Deferred compensation                               2,991             3,063
Shareholders' equity
  Common stock                                      6,563             6,022
  Retained earnings                                60,019            58,941
  Unamortized restricted stock                       (913)           (1,006)
                                                ----------        ----------
    Total shareholders' equity                     65,669            63,957
    Total liabilities and shareholders' equity  $ 149,630         $ 152,866
                                                ==========        ==========

See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Condensed Statements of Income
(in thousands, except for per share data)

                                  Three 4-week periods ended
                                       Jan 23,     Jan 24,    Incr
                                        2000        1999     (Decr)      %
                                     ---------   ---------  --------   ----

Net sales                            $ 51,160    $ 40,942   $10,218    25.0 %

Costs and expenses
  Cost of sales                        40,209      32,997      7,212   21.9
  Selling & administrative              7,716       5,690      2,026   35.6
                                    ----------  ----------  --------
     Total                             47,925      38,687      9,238   23.9
                                    ----------  ----------  --------
Operating income                        3,235       2,255        980   43.5

Other income and expenses
  Interest expense                        850         471       379    80.5
  Interest income                           0         (14)       14   100.0
  Miscellaneous income                    (53)       (198)      145   (73.2)
                                    ----------  ----------  --------
    Total                                 797         259       538   207.7

Income before income taxes              2,438       1,996       442    22.1

Provision for taxes on income             868         705       163    23.1
                                    ----------  ----------  --------

Net income                           $  1,570    $  1,291   $   279    21.6
                                    ==========  ==========  ========

Weighted average number
of shares outstanding:
  Basic                             2,882,068   2,880,409
  Diluted                           2,888,112   2,891,096


Earnings per share:
  Basic                                 $0.54       $0.45
  Diluted                               $0.54       $0.45


Cash dividends per share:               $0.17       $0.17







See accompanying notes to financial statements.

Pulaski Furniture Corporation
Consolidated Statements of Cash Flows


                                                   Three 4-week periods ended
                                                    January 23,   January 24,
                                                        2000          1999
                                                   ------------  ------------
OPERATING ACTIVITIES
  Net income                                       $ 1,570,330   $ 1,291,326
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation/amortization          1,199,647     1,101,201
    Provision for deferred income taxes                      0       (22,500)
    Provision for deferred compensation                (71,957)      (82,864)
    Miscellaneous income on trading securities          (6,710)            0
    Changes in operating assets and liabilities:
      Decrease in trade receivables                  6,399,023     6,375,613
      Increase in inventories                       (4,207,190)     (399,681)
      Decrease in prepaid expenses                     442,482       340,861
      Decrease in accounts payable and
        other accrued expenses                        (910,436)   (2,816,193)
      Decrease in federal and state
        income taxes payable                          (529,527)      (91,487)
                                                   ------------  ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES          3,885,662     5,696,276

INVESTING ACTIVITIES
  Purchase of property, plant and equipment           (410,897)     (669,820)
  Increase in cash surrender value                           0        (3,470)
                                                   ------------  ------------
  NET CASH USED IN INVESTING ACTIVITIES               (410,897)     (673,290)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock               633,607       635,701
  Payment of dividends                                (492,256)     (492,081)
  Decrease in notes payable                         (3,000,000)   (6,000,000)
  Payments on long-term debt                          (436,436)     (436,204)
                                                   ------------  ------------
  NET CASH USED IN FINANCING ACTIVITIES             (3,295,085)   (6,292,584)
                                                   ------------  ------------

Increase (decrease) in cash and cash equivalents       179,680    (1,269,598)
Cash and cash equivalents at beginning of period     1,181,998     1,452,166
                                                   ------------  ------------
Cash and cash equivalents at end of period         $ 1,361,678   $   182,568
                                                   ============  ============









See accompanying notes to financial statements.

Pulaski Furniture Corporation
Notes to Consolidated Condensed Financial Statements

The consolidated financial statements include the accounts of Pulaski Furniture Corporation (the "Corporation") and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation. See notes to the financial statements included in the Corporation's 10-K for the year ended October 31, 1999, for information concerning accounting policies, long-term debt, stock options and other financial matters. Except for the acquisition discussed below, there have been no material changes in financial matters since October 31, 1999.

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

The following unaudited pro forma results of operations assumes the acquisition of DHFC had occurred at the beginning of fiscal 1999. These pro forma results contain certain adjustments resulting from the acquisition and the related financing. The pro forma results have been prepared for comparative results only and do not purport to indicate the results that would have actually occurred had the acquisition been in effect on the dates indicated or which may occur in the future.

                                                   Three 4-week periods ended
                                                       January 24,1999
                                                   ------------
                                                (thousands, except per share)
               Net sales                               $46,014
               Net income                                1,492
               Earnings per share                        $0.52

Prior to the completion of the acquisition, the Corporation had entered into a short-term agreement with Dawson Heritage Furniture Company, Inc. which compensated the Corporation for marketing related services. Under the terms of this agreement, the Corporation has recognized miscellaneous other income in the amount of $242,000 in the quarter ended January 24,1999.

In the opinion of the Corporation, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of January 23, 2000 and October 31, 1999, and the results of operations and cash flows for the three 4-week periods ended January 23, 2000 and January 24, 1999.

The results of operations for the three 4-week periods ended January 23, 2000 and January 24, 1999 are not necessarily indicative of the results to be expected for the full year. See Management's Discussion and Analysis for a discussion on the cyclical nature of the Corporation's operating results.

Pulaski Furniture Corporation
Notes to Consolidated Condensed Financial Statements

The following table sets forth the computation of earnings per share:

                                                   Three 4-week periods ended
                                                    January 23,   January 24,
                                                       2000          1999
                                                   ------------  ------------
Numerator:
  Net income                                       $ 1,570,330   $ 1,291,326

Denominator:
  Denominator for basic earnings per
    share - weighted average shares                  2,882,068     2,880,409
  Effect of dilutive securities:
    Stock options                                          574         7,183
    Stock purchase plan                                  5,470         3,504
  Denominator for diluted earnings per
    share - adjusted weighted average shares         2,888,112     2,891,096

Basic earnings per share                                 $0.54         $0.45
Diluted earnings per share                               $0.54         $0.45

Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income

Comparison of First Quarter 2000 to First Quarter 1999 (See page 3 for dollar and percent changes.)
-----------------------------------------------------------------------------
The 25% growth in net sales over last year is due primarily to the incremental volume from the Dawson operations, which added approximately $5.9 million in sales, and to internal growth resulting from the continued strong retail demand for household furniture. Internal sales grew approximately 11% over the first quarter of 1999

Cost of sales, as a percentage of sales, dropped from 80.6% in 1999 to 78.6% in 2000, due primarily to higher average selling prices. Selling and administrative costs, as a percentage of net sales, rose from 13.9% in 1999 to 15.1% in 2000, due largely to increased expenditures for developing, marketing, and displaying new product. Despite the increase in selling and administrative costs, operating margins improved from 5.51% to 6.32% on the strength of the gross margin improvement.

Interest expense increased from 1.15% of net sales to 1.67% in 2000 as a result of higher outstanding debt balances and interest rates. The 1999 quarter included miscellaneous other income derived from marketing related services provided to Dawson Heritage Furniture Company prior to the acquisition, as discussed in the Notes.

The increase in net income is due primarily to the increase in net sales, and To the improvement in gross margins.

Seasonality
-----------
Historically, the quarterly results of the Corporation have reflected a cyc-lical pattern, as indicated below:
                                             QTR 1    QTR 2    QTR 3    QTR 4
     4-year average of net sales volume      21.49%   22.75%   19.02%   36.74%

This pattern reveals that the Corporation's first quarter, ending in January, has accounted for approximately 22% of net sales volume. The second quarter, ending in April, is roughly equivalent in sales volume to the first quarter, while the third quarter, ending in July, shows a drop in volume to 19%. The remainder, or 37% of sales volume, is recorded in the fourth quarter, which comprises four 4-week reporting periods and which also includes the strongest selling season for certain product lines. However, due to a number of risks and uncertainties beyond the Corporation's control, including economic condi-tions and consumer confidence, historical trends should not be viewed as an accurate predictor of future results. The Corporation believes the results of the first quarter ended January 23, 2000, are reasonable in relation to the historical pattern, considering the retail environment for household furniture.

Year 2000
---------
In prior years, the Corporation discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Corporation completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Corporation experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Corporation expensed or capitalized, as appropriate, approximately $900,000 during 1998 and 1999 in connection with remediating its systems. The Corporation is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Corporation will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that arise are addressed promptly.

Pulaski Furniture Corporation
Management's Discussion and Analysis of the Consolidated Condensed Statements of Income (continued)

Capital Resources and Liquidity
--------------------------------
Working capital provided by operations was $2,691,000 for the quarter ended January 23, 2000 compared to $2,287,000 for the quarter ended January 24, 1999. Net working capital increased by $1,993,000 during the first quarter of 2000 compared with an increase of $1,321,000 in the first quarter of 1999.

During the first quarter of 2000, the Corporation's average amount of outstanding indebtedness for borrowed money was $62,316,951. The weighted average rate of interest on such indebtedness was approximately 5.9% per annum.


Cautionary Factors
------------------
Some of the information presented in this report, constitutes forward looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Corporation believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, comp-etition from other manufacturers, changes in the demand for the Corporation's products, increases in the cost of the product, changes in the market in general, and fluctuations in currencies.

Pulaski Furniture Corporation
Part II  -  Other Information


Item 4.    Submission of Matters to a Vote of Security Holders

  On February 11, 2000, the Corporation held its annual meeting of share-holders, at which the following business was transacted:

    Hugh V.White, Jr. was elected to serve as Class I director of the Corporation, for a term of three years.

  The votes for the election of the directors were as follows:

                                       FOR     AGAINST     ABSTAIN
                                 ----------  ----------  ----------
        Mr. White                 2,440,152           0     221,977

  The terms of the following directors continued beyond the 2000 annual meeting: Robert C. Greening, Jr., John G. Wampler, Harry H. Warner, and Harry J.G. van Beek.

Item 5.    Other Information

  All other information called for by other items of Part II of the Form 10-Q is either inapplicable or the response to the items would be negative.



Item 6.    Exhibits and Reports on Form 8-K

  (a)  Exhibits
         27   Financial Data Schedule*

  (b)  Reports on Form 8-K
              There were no reports on Form 8-K filed during the quarter ended January 23, 2000.



* Filed herewith.

Pulaski Furniture Corporation
Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PULASKI FURNITURE CORPORATION



Date:  March 7, 2000                  /s/ John G. Wampler
                                     ---------------------------------------
                                     John G. Wampler
                                     President and Chief Executive Officer


                                      /s/ Carl W. Hoffman
                                     ---------------------------------------
                                     Carl W. Hoffman
                                     Treasurer
                                     (Principal Accounting Officer)

Pulaski Furniture Corporation
Exhibit Index


Exhibit
Number                   Description

  27          Financial Data Schedule